Form 10-Q
period 2002-06-30
CONTINENTAL CONVEYOR & EQUIPMENT CO; GOODMAN CONVEYOR CO; CONTINENTAL GLOBAL GROUP INC
filed 2002-08-13
CIK 24008, 1039786, 1039785

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
       Quarterly Report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2002

                          Commission File No. 333-27665

                         CONTINENTAL GLOBAL GROUP, INC.
             (Exact Name of Registrant as Specified in its Charter)

                       Delaware                                 31-1506889
                       --------                                 ----------
            (State or other Jurisdiction of                  (I.R.S. Employer
            Incorporation or Organization                   Identification No.)

                    CO-REGISTRANTS AND SUBSIDIARY GUARANTORS

Continental Conveyor & Equipment Company          Delaware          34-1603197
Goodman Conveyor Company                          Delaware          34-1603196

                                       Continental Conveyor & Equipment
Continental Global Group, Inc.         Company                             Goodman Conveyor Company
438 Industrial Drive                   438 Industrial Drive                Route 178 South
Winfield, Alabama 35594                Winfield, Alabama 35594             Belton, South Carolina 29627
(205) 487-6492                         (205) 487-6492                      (864) 338-7793

       (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes ( x )                                 No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practical date.

As of July 31, 2002, there were 100 shares of the registrant's common stock outstanding.

                                      INDEX

                         CONTINENTAL GLOBAL GROUP, INC.

                                                                                                             Page
Part I      Financial Information                                                                           Number

            Item 1        Financial Statements (Unaudited)                                                       1

                          Condensed Consolidated Balance Sheets
                          June 30, 2002 and December 31, 2001                                                    2

                          Condensed Consolidated Statements of Operations
                          Three Months and Six Months ended June 30, 2002 and 2001                               3

                          Condensed Consolidated Statements of Cash Flows
                          Six Months ended June 30, 2002 and 2001                                                4

                          Notes to Condensed Consolidated Financial Statements                                5-14

            Item 2        Management's Discussion and Analysis of Financial Condition and Results of
                          Operations                                                                         15-18

            Item 3        Quantitative and Qualitative Disclosures about Market Risk                            19

Part II     Other Information

            Item 6        Exhibits and Reports on Form 8-K                                                      20

            Signatures                                                                                          21

Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

                         Continental Global Group, Inc.

                      Condensed Consolidated Balance Sheets




                                                                          June 30            December 31
                                                                           2002                 2001
                                                                    -------------------- --------------------
                                                                          (Unaudited)           (Audited)
Assets:
Current assets:
   Cash and cash equivalents                                            $   11,970,860        $  14,671,806
   Accounts receivable, net                                                 28,105,194           32,050,919
   Inventories                                                              29,392,549           26,572,726
   Other current assets                                                      2,425,812            1,745,684
                                                                    -------------------- --------------------
Total current assets                                                        71,894,415           75,041,135

Property, plant and equipment                                               27,587,255           26,142,796
Less accumulated depreciation                                               14,686,591           13,048,973
                                                                    -------------------- --------------------
                                                                            12,900,664           13,093,823

Goodwill, net                                                               17,393,182           16,799,894
Deferred financing costs                                                     2,469,535            2,729,487
Deferred income taxes                                                          880,788              718,862
Other assets                                                                   377,345              388,705
                                                                    -------------------- --------------------

                                                                         $ 105,915,929        $ 108,771,906
                                                                    ==================== ====================
Liabilities and Stockholder's Equity (Deficit):
Current liabilities:
   Notes payable                                                        $   17,017,452        $  16,306,471
   Trade accounts payable                                                   18,801,281           18,895,554
   Accrued compensation and employee benefits                                5,225,656            5,136,280
   Accrued interest on senior notes                                          3,300,000            3,300,000
   Deferred income taxes                                                     1,087,029            1,235,922
   Other accrued liabilities                                                 7,775,530            9,185,735
   Current maturities of long-term obligations                               1,105,415            1,298,522
                                                                    -------------------- --------------------
Total current liabilities                                                   54,312,363           55,358,484

Senior notes                                                               120,000,000          120,000,000
Other long-term obligations, less current maturities                         2,111,922            2,258,082

Stockholder's equity (deficit):
   Common stock, $0.01 par value, authorized 5,000,000 shares,
     issued and outstanding 100 shares                                               1                    1
   Paid-in capital                                                           1,993,687            1,993,687
   Accumulated deficit                                                     (67,562,204)         (65,111,800)
   Accumulated other comprehensive loss                                     (4,939,840)          (5,726,548)
                                                                    -------------------- --------------------
                                                                           (70,508,356)         (68,844,660)
                                                                    -------------------- --------------------

                                                                         $ 105,915,929        $ 108,771,906
                                                                    ==================== ====================

See notes to condensed consolidated financial statements.

                         Continental Global Group, Inc.

                 Condensed Consolidated Statements of Operations



                                         Three months ended June 30             Six months ended June 30
                                           2002             2001                 2002             2001
                                     -----------------------------------   -----------------------------------
                                                (Unaudited)                           (Unaudited)

Net sales                               $ 46,102,465     $ 51,792,316         $ 91,646,096     $ 90,855,539
Cost of products sold                     37,678,619       42,868,350           75,278,200       74,730,823
                                     -----------------------------------   -----------------------------------
Gross profit                               8,423,846        8,923,966           16,367,896       16,124,716

Operating expenses:
   Selling and engineering                 3,376,215        3,081,624            6,794,291        6,077,663
   General and administrative              2,267,449        2,115,030            4,382,067        4,279,386
   Management fee                            166,657          214,301              314,422          344,591
   Amortization expense                       30,127          145,996               59,941          293,775
                                     -----------------------------------   -----------------------------------
Total operating expenses                   5,840,448        5,556,951           11,550,721       10,995,415
                                     -----------------------------------   -----------------------------------
Operating income                           2,583,398        3,367,015            4,817,175        5,129,301

Other expenses:
   Interest expense                        3,869,386        4,073,562            7,670,890        7,939,558
   Interest income                           (51,257)        (174,849)            (104,228)        (403,995)
   Miscellaneous, net                          9,153          622,631               41,435          830,345
                                     -----------------------------------   -----------------------------------
Total other expenses                       3,827,282        4,521,344            7,608,097        8,365,908
                                     -----------------------------------   -----------------------------------
Loss before income taxes                  (1,243,884)      (1,154,329)          (2,790,922)      (3,236,607)
Income tax benefit                                 -         (488,739)            (340,518)        (931,240)
                                     -----------------------------------   -----------------------------------

Net loss                                $ (1,243,884)    $   (665,590)        $ (2,450,404)   $  (2,305,367)
                                     ===================================   ===================================

See notes to condensed consolidated financial statements.

                         Continental Global Group, Inc.

                 Condensed Consolidated Statements of Cash Flows



                                                                          Six months ended June 30
                                                                         2002                   2001
                                                                 ---------------------- ---------------------
                                                                                 (Unaudited)

Operating activities:
   Net loss                                                            $  (2,450,404)          $  (2,305,367)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
     Provision for depreciation and amortization                           1,156,837               1,417,924
     Amortization of deferred financing costs                                259,952                 259,951
     Deferred income taxes                                                  (340,518)               (931,240)
     Loss (gain) on disposal of assets                                        16,494                    (236)
     Changes in operating assets and liabilities                            (912,468)               (248,716)
                                                                 ---------------------- ---------------------
Net cash used in operating activities                                     (2,270,107)             (1,807,684)
                                                                 ---------------------- ---------------------

Investing activities:
   Purchases of property, plant, and equipment                              (416,602)               (412,446)
   Proceeds from sale of property, plant, and equipment                       28,937                  62,132
                                                                 ---------------------- ---------------------
Net cash used in investing activities                                       (387,665)               (350,314)
                                                                 ---------------------- ---------------------

Financing activities:
   Net increase in borrowings on notes payable                               488,419               1,990,108
   Principal payments on long-term obligations                              (517,317)               (536,258)
                                                                 ---------------------- ---------------------
Net cash provided by (used in) financing activities                          (28,898)              1,453,850
Effect of exchange rate changes on cash                                      (14,276)                 (5,975)
                                                                 ---------------------- ---------------------
Decrease in cash and cash equivalents                                     (2,700,946)               (710,123)
Cash and cash equivalents at beginning of period                          14,671,806              16,941,949
                                                                 ---------------------- ---------------------

Cash and cash equivalents at end of period                              $ 11,970,860            $ 16,231,826
                                                                 ====================== =====================

See notes to condensed consolidated financial statements.

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                  June 30, 2002





A.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes of Continental Global Group, Inc. and subsidiaries for the year ended December 31, 2001, included in the Form 10-K filed by the Company on March 29, 2002.

Certain amounts from the prior year financial statements have been reclassified to conform to current year presentation. These reclassifications had no impact on operating income or net loss.

B.   Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

C.   Derivative Instruments

At June 30, 2002, the Company is party to a foreign currency forward contract maturing during 2002. The counterparty to the contract is a major U.S. commercial bank. Management believes that losses related to credit risk is remote. The Company entered into the foreign currency forward contract to hedge certain firm sales commitments denominated in a foreign currency. The fair value of the Company's foreign currency forward contract is estimated based on the quoted market price of a comparable contract.

The fair value of the forward contract is included in other current assets on the June 30, 2002 balance sheet. There was no hedge ineffectiveness recognized in the statement of operations during the current quarter. Based on the maturity of the contract and the nature of the hedging relationship, the unrecognized amounts in accumulated other comprehensive loss will be reclassified into the statement of operations during 2002 at the time the firm commitment is recognized.

                      Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                  June 30, 2002



D.   Inventories

Inventories, which consist of raw materials, manufactured and purchased parts, and work in process, are stated at the lower of cost or market. Since inventory records are maintained on a job order basis, it is not practical to segregate inventories into their major classes. The cost for approximately 66% and 67% of inventories at June 30, 2002 and December 31, 2001, respectively, is determined using the last-in, first-out (LIFO) method with the remainder determined using the first-in, first-out (FIFO) method. Had the FIFO method of inventory (which approximates replacement cost) been used to cost all inventories, inventories would have increased by approximately $1,140,000 at June 30, 2002 and December 31, 2001.

E.   Comprehensive Loss

The components of comprehensive loss for the three months and six months ended June 30, 2002 and 2001 are as follows:

                                             Three months ended June 30            Six months ended June 30
                                                2002             2001               2002             2001
                                          ----------------------------------   ---------------------------------

Net loss                                     $ (1,243,884)      $ (665,590)      $ (2,450,404)   $ (2,305,367)
Other comprehensive income (loss):
   Foreign currency translation
     adjustment                                   542,066          478,038            765,940      (1,002,458)
   Change in fair value of derivative
     hedge (net of tax)                            20,768                -             20,768               -
                                          ----------------------------------   ---------------------------------

Comprehensive loss                           $   (681,050)      $ (187,552)      $ (1,663,696)   $ (3,307,825)
                                          ==================================   =================================

F.   Income Taxes

Income taxes are provided using the liability method in accordance with FASB Statement No. 109, "Accounting for Income Taxes". For tax reporting purposes, the Company is included in the consolidated federal tax return of N.E.S. Investment Co. However, for financial reporting purposes, the Company's tax provision has been calculated on a stand-alone basis.

The Company has subsidiaries located in Australia, the United Kingdom, and South Africa, which are subject to income taxes in their respective countries.

                      Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                  June 30, 2002



G.   Segment Information

While the Company primarily manages its operations on a geographical basis, the Company operates in two principal business segments: conveyor equipment and manufactured housing products. The conveyor equipment business markets its products in four main business areas. The mining equipment business area includes the design, manufacture and testing (and, outside the United States, installation and maintenance) of complete belt conveyor systems and components for mining application primarily in the coal industry. The conveyor components business area manufactures and sells components for conveyor systems primarily for resale through distributor networks. The engineered systems business area uses specialized project management and engineering skills to combine mining equipment products, purchased equipment, steel fabrication and other outside services for sale as complete conveyor equipment systems that meet specific customer requirements. The bulk conveyor equipment business area designs and manufactures a complete range of conveyor equipment sold to transport bulk materials, such as cement, lime, food products and industrial waste.

The Company's manufactured housing products business manufactures and/or refurbishes axle components sold directly to the manufactured housing industry. As part of this segment the Company also sells mounted tire and rim assemblies to the manufactured housing industry. During 2001, the Company acquired certain assets in Alabama from Lippert Tire & Axle, Inc. The Company's existing Alabama operations of its manufactured housing products segment have been combined with the Lippert operations. Included in the other category is primarily the manufacture and sale of air filtration equipment for use in enclosed environments, principally in the textile industry. The manufacturing requirements for these products are generally compatible with conveyor equipment production and thus maximize utilization of the Company's manufacturing facilities for its primary products.

                      Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                  June 30, 2002



G.  Segment Information (Continued)

                                                   Three months ended June 30        Six months ended June 30
                                                      2002            2001             2002             2001
                                                -------------------------------------------------------------------
                                                         (in thousands)                   (in thousands)
Net sales:
   Conveyor equipment                                 $ 37,428         $ 48,459        $ 75,432         $ 84,532
   Manufactured housing products                         8,444            3,037          15,658            5,579
   Other                                                   230              296             556              745
                                                -------------------------------------------------------------------
Total net sales                                       $ 46,102         $ 51,792        $ 91,646         $ 90,856
                                                ===================================================================

Segment operating income:
   Conveyor equipment                                 $  2,433         $  3,970        $  4,644         $  6,289
   Manufactured housing products                           541               (6)            923               -
   Other                                                    21               (5)             55               12
                                                -------------------------------------------------------------------
Total segment operating income                           2,995            3,959           5,622            6,301
   Management fee                                          167              214             314              345
   Amortization expense                                     30              146              60              294
   Corporate expense                                       215              232             431              533
                                                -------------------------------------------------------------------
Total operating income                                   2,583            3,367           4,817            5,129
   Interest expense                                      3,869            4,073           7,671            7,939
   Interest income                                         (51)            (175)           (104)            (404)
   Miscellaneous, net                                        9              623              41              830
                                                -------------------------------------------------------------------
Loss before income taxes                              $ (1,244)       $  (1,154)       $ (2,791)        $ (3,236)
                                                ===================================================================

                      Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                  June 30, 2002



H.   Guarantor and Non-Guarantor Subsidiaries

The Company's domestic subsidiaries, Continental Conveyor & Equipment Company
(CCE) and Goodman Conveyor Company (GCC), and certain of its Australian subsidiaries, all of which are wholly owned, are the guarantors of the Senior Notes. The guarantees are full, unconditional, and joint and several. Separate financial statements of these guarantor subsidiaries are not presented as management has determined that they would not be material to investors. The Company's United Kingdom and South African subsidiaries are not guarantors of the Senior Notes.

Summarized consolidating balance sheets as of June 30, 2002 and December 31, 2001 for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries are as follows (in thousands):

                                                 Combined        Combined
                                                 Guarantor     Non-Guarantor
June 30, 2002:                  The Company    Subsidiaries    Subsidiaries    Eliminations       Total
                              -------------------------------------------------------------------------------
Current assets:
   Cash and cash equivalents       $ 11,067       $     902       $       2       $       -        $  11,971
   Accounts receivable, net               -          20,359           7,764             (18)          28,105
   Inventories                            -          25,568           3,824               -           29,392
   Other current assets                 218           1,392           1,170            (354)           2,426
                              -------------------------------------------------------------------------------
Total current assets                 11,285          48,221          12,760            (372)          71,894
Property, plant, and
   equipment, net                         -           9,003           3,898               -           12,901
Goodwill, net                             -          16,767             626               -           17,393
Investment in subsidiaries           60,009          18,094               -         (78,103)               -
Deferred financing costs              2,470               -               -               -            2,470
Deferred income taxes                 9,099               -               -          (8,218)             881
Other assets                             64           1,978              30          (1,695)             377
                              -------------------------------------------------------------------------------
Total assets                       $ 82,927        $ 94,063        $ 17,314       $ (88,388)       $ 105,916
                              ===============================================================================
Current liabilities:
   Notes payable                   $      -        $ 16,226        $  1,012       $    (221)       $  17,017
   Trade accounts payable                91          13,899           4,820              (9)          18,801
   Accrued compensation and
     employee benefits                    -           4,444             782               -            5,226
   Accrued interest                   3,300               -               -               -            3,300
   Deferred income taxes                  -           1,440               -            (353)           1,087
   Other accrued liabilities            522          11,283           4,540          (8,569)           7,776
   Current maturities of
     long-term obligations                -           1,096               9               -            1,105
                              -------------------------------------------------------------------------------
Total current liabilities             3,913          48,388          11,163          (9,152)          54,312
Senior Notes                        120,000               -               -               -          120,000
Other long-term obligations               -           2,002           1,260          (1,150)           2,112
Stockholder's equity
(deficit)                           (40,986)         43,673           4,891         (78,086)         (70,508)
                              -------------------------------------------------------------------------------
Total liabilities and
   stockholder's equity
   (deficit)                       $ 82,927        $ 94,063        $ 17,314       $ (88,388)       $ 105,916
                              ===============================================================================

                      Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                  June 30, 2002



H.   Guarantor and Non-Guarantor Subsidiaries (Continued)

                                                 Combined        Combined
                                                 Guarantor     Non-Guarantor
December 31, 2001:              The Company    Subsidiaries    Subsidiaries    Eliminations       Total
                              -------------------------------------------------------------------------------
Current assets:
   Cash and cash equivalents      $  12,548      $    1,518       $     606      $        -       $   14,672
   Accounts receivable, net               -          23,107           8,949              (5)          32,051
   Inventories                            -          23,816           2,756               -           26,572
   Other current assets                 107           1,991             318            (670)           1,746
                              -------------------------------------------------------------------------------
Total current assets                 12,655          50,432          12,629            (675)          75,041
Property, plant, and
   equipment, net                         -           9,433           3,661               -           13,094
Goodwill, net                             -          16,232             568               -           16,800
Investment in subsidiaries           60,009          17,132               -         (77,141)               -
Deferred financing costs              2,729               -               -               -            2,729
Deferred income taxes                 7,262               -               -          (6,543)             719
Other assets                             35           2,466              55          (2,167)             389
                              -------------------------------------------------------------------------------
Total assets                      $  82,690       $  95,695       $  16,913      $  (86,526)      $  108,772
                              ===============================================================================
Current liabilities:
   Notes payable                  $       -       $  15,948       $     898      $     (540)      $   16,306
   Trade accounts payable               227          14,081           4,630             (42)          18,896
   Accrued compensation and
     employee benefits                    -           4,201             935               -            5,136
   Accrued interest                   3,300               -               -               -            3,300
   Deferred income taxes                  -           1,564               -            (328)           1,236
   Other accrued liabilities            658          10,057           5,802          (7,331)           9,186
   Current maturities of
     long-term obligations                -           1,284              15               -            1,299
                              -------------------------------------------------------------------------------
Total current liabilities             4,185          47,135          12,280          (8,241)          55,359
Senior Notes                        120,000               -               -               -          120,000
Other long-term obligations               -           2,240           1,107          (1,089)           2,258
Stockholder's equity
(deficit)                           (41,495)         46,320           3,526         (77,196)         (68,845)
                              -------------------------------------------------------------------------------
Total liabilities and
   stockholder's equity
   (deficit)                      $  82,690       $  95,695       $  16,913      $  (86,526)      $  108,772
                              ===============================================================================

                      Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                  June 30, 2002



H.   Guarantor and Non-Guarantor Subsidiaries (Continued)

Summarized consolidating statements of operations for the three months and six months ended June 30, 2002 and 2001, respectively, for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries are as follows (in thousands):

                                                         Combined        Combined
                                                         Guarantor    Non-Guarantor
                                           The Company  Subsidiaries   Subsidiaries   Eliminations     Total
                                          ------------- ------------- --------------- ------------- -------------

Three months ended June 30, 2002:
Net sales                                    $      -     $ 36,426          $ 9,676          $  -      $ 46,102
Cost of products sold                               -       29,503            8,175             -        37,678
                                          ------------- ------------- --------------- ------------- -------------
Gross profit                                        -        6,923            1,501             -         8,424
Total operating expenses                          225        4,595            1,021             -         5,841
                                          ------------- ------------- --------------- ------------- -------------
Operating income (loss)                          (225)       2,328              480             -         2,583
Interest expense                                3,439          421                9             -         3,869
Interest income                                   (51)           -                -             -           (51)
Miscellaneous, net                                 (5)          19               (5)            -             9
                                          ------------- ------------- --------------- ------------- -------------
Income (loss) before income taxes              (3,608)       1,888              476             -        (1,244)
Income tax expense (benefit)                     (710)         710                -             -             -
                                          ------------- ------------- --------------- ------------- -------------
Net income (loss)                            $ (2,898)    $  1,178           $  476          $  -      $ (1,244)
                                          ============= ============= =============== ============= =============

                                                         Combined        Combined
                                                         Guarantor    Non-Guarantor
                                           The Company  Subsidiaries   Subsidiaries   Eliminations     Total
                                          ------------- ------------- --------------- ------------- -------------

Three months ended June 30, 2001:
Net sales                                    $      -     $ 42,125        $  9,667          $  -      $ 51,792
Cost of products sold                               -       34,645           8,223             -        42,868
                                          ------------- ------------- --------------- ------------- -------------
Gross profit                                        -        7,480           1,444             -         8,924
Total operating expenses                          245        4,389             923             -         5,557
                                          ------------- ------------- --------------- ------------- -------------
Operating income (loss)                          (245)       3,091             521             -         3,367
Interest expense                                3,442          580              51             -         4,073
Interest income                                  (175)          -                -             -          (175)
Miscellaneous, net                                480          148              (5)            -           623
                                          ------------- ------------- --------------- ------------- -------------
Income (loss) before income taxes              (3,992)       2,363             475             -        (1,154)
Income tax expense (benefit)                   (1,595)       1,107               -             -          (488)
                                          ------------- ------------- --------------- ------------- -------------
Net income (loss)                            $ (2,397)    $  1,256        $    475          $  -      $   (666)
                                          ============= ============= =============== ============= =============


                                                          Combined        Combined
                                                          Guarantor    Non-Guarantor
                                           The Company   Subsidiaries   Subsidiaries   Eliminations     Total
                                          ------------- ------------- --------------- ------------- -------------
Six months ended June 30, 2002:
Net sales                                    $      -     $ 73,957         $ 17,689          $  -      $ 91,646
Cost of products sold                               -       60,106           15,172             -        75,278
                                          ------------- ------------- --------------- ------------- -------------
Gross profit                                        -       13,851            2,517             -        16,368
Total operating expenses                          451        9,055            2,045             -        11,551
                                          ------------- ------------- --------------- ------------- -------------
Operating income (loss)                          (451)       4,796              472             -         4,817
Interest expense                                6,880          762               29             -         7,671
Interest income                                  (104)           -                -             -          (104)
Miscellaneous, net                                  -           29               12             -            41
                                          ------------- ------------- --------------- ------------- -------------
Income (loss) before income taxes              (7,227)       4,005              431             -        (2,791)
Income tax expense (benefit)                   (1,837)       1,496                -             -          (341)
                                          ------------- ------------- --------------- ------------- -------------
Net income (loss)                            $ (5,390)    $  2,509         $    431          $  -      $ (2,450)
                                          ============= ============= =============== ============= =============

                                       11

                      Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                  June 30, 2002



 H.   Guarantor and Non-Guarantor Subsidiaries (Continued)



                                                         Combined       Combined
                                                         Guarantor    Non-Guarantor
                                          The Company   Subsidiaries   Subsidiaries   Eliminations     Total
                                          ------------- ------------- --------------- ------------- -------------
Six months ended June 30, 2001:
Net sales                                   $      -      $ 74,747        $ 16,109         $  -       $ 90,856
Cost of products sold                              -        61,027          13,704            -         74,731
                                          ------------- ------------- --------------- ------------- -------------
Gross profit                                       -        13,720           2,405            -         16,125
Total operating expenses                         559         8,675           1,762            -         10,996
                                          ------------- ------------- --------------- ------------- -------------
Operating income (loss)                         (559)        5,045             643            -          5,129
Interest expense                               6,883           955             101            -          7,939
Interest income                                 (404)           -                -            -           (404)
Miscellaneous, net                               700           139              (9)           -            830
                                          ------------- ------------- --------------- ------------- -------------
Income (loss) before income taxes             (7,738)        3,951             551            -         (3,236)
Income tax expense (benefit)                  (3,093)        2,162               -            -           (931)
                                          ------------- ------------- --------------- ------------- -------------
Net income (loss)                           $ (4,645)     $  1,789        $    551         $  -       $ (2,305)
                                          ============= ============= =============== ============= =============

Summarized consolidating cash flow statements for the six months ended June 30, 2002 and 2001, respectively, for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries are as follows (in thousands):

                                                        Combined       Combined
                                                        Guarantor    Non-Guarantor
                                          The Company  Subsidiaries   Subsidiaries   Eliminations     Total
                                         ------------- ------------- --------------- ------------- -------------

Six months ended June 30, 2002:
Net cash provided by (used in)
   operating activities                    $  (7,381)      $ 4,574           $ 529          $  8      $ (2,270)

Investing activities:
   Purchases of property, plant, and
    equipment                                      -          (222)           (195)            -          (417)
   Proceeds from sale of property,
     plant, and equipment                          -            17              12             -            29
                                         ------------- ------------- --------------- ------------- -------------
Net cash used in investing activities              -          (205)           (183)            -          (388)
                                         ------------- ------------- --------------- ------------- -------------

Financing activities:
   Net increase in borrowings on notes
     payable                                       -           130             358             -           488
   Principal payments on long-term
     obligations                                   -          (503)            (14)            -          (517)
   Distributions for interest on
     senior notes                              5,900        (5,900)              -             -             -
   Intercompany loan activity                      -         1,252          (1,252)            -             -
                                         ------------- ------------- --------------- ------------- -------------
Net cash provided by (used in)
   financing activities                        5,900        (5,021)           (908)            -           (29)
Exchange rate changes on cash                      -            36             (42)           (8)          (14)
                                         ------------- ------------- --------------- ------------- -------------
Decrease in cash and cash equivalents         (1,481)         (616)           (604)            -        (2,701)
Cash and cash equivalents at beginning
   of period                                  12,548         1,518             606             -        14,672
                                         ------------- ------------- --------------- ------------- -------------
Cash and cash equivalents at end of
   period                                   $ 11,067       $   902           $   2          $  -      $ 11,971
                                         ============= ============= =============== ============= =============

                                       12

                      Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                  June 30, 2002



H.   Guarantor and Non-Guarantor Subsidiaries (Continued)

                                                        Combined       Combined
                                                        Guarantor    Non-Guarantor
                                          The Company  Subsidiaries   Subsidiaries   Eliminations     Total
                                         ------------- ------------- --------------- ------------- -------------

Six months ended June 30, 2001:
Net cash provided by (used in)
   operating activities                    $ (7,166)      $ 6,347         $  (989)      $    -      $  (1,808)

Investing activities:
   Purchases of property, plant, and
    equipment                                     -          (295)           (117)           -           (412)
   Proceeds from sale of property,
     plant, and equipment                         -            47              15            -             62
                                         ------------- ------------- --------------- ------------- -------------
Net cash used in investing activities             -          (248)           (102)           -           (350)
                                         ------------- ------------- --------------- ------------- -------------

Financing activities:
   Net increase in borrowings on notes
     payable                                      -         1,155             835            -          1,990
   Principal payments on long-term
     obligations                                  -          (515)            (21)           -           (536)
   Distributions for interest on
     senior notes                             6,374        (6,374)              -            -              -
   Intercompany loan activity                     -          (293)            293            -              -
                                         ------------- ------------- --------------- ------------- -------------
Net cash provided by (used in)
   financing activities                       6,374        (6,027)          1,107            -          1,454
Exchange rate changes on cash                     -             4             (10)           -             (6)
                                         ------------- ------------- --------------- ------------- -------------
Increase (decrease) in cash and cash
   equivalents                                 (792)           76               6            -           (710)
Cash and cash equivalents at beginning
   of period                                 16,257           565             120            -         16,942
                                         ------------- ------------- --------------- ------------- -------------
Cash and cash equivalents at end of
   period                                  $ 15,465       $   641         $   126       $    -       $ 16,232
                                         ============= ============= =============== ============= =============

I.   New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 was effective January 1, 2002 and applies to all goodwill and other intangible assets recognized in the Company's statement of financial position, regardless of when those assets were initially recognized. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

                      Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                  June 30, 2002



I.   New Accounting Pronouncements (Continued)

On January 1, 2002, the Company adopted SFAS No. 142. This Statement requires goodwill and other intangibles that have indefinite lives to be tested for impairment at least annually, using a two step process. The first step identifies if there is impairment using a fair-value-based test and the second step determines the amount of the impairment. Step one, which was completed in the second quarter of 2002, indicated potential impairment and, therefore, step two is in process to determine the amount of the impairment. Based on findings from step one, the Company expects to record a non-cash impairment write-down related to the goodwill from the acquisition of the Company's Australian subsidiary, which is part of the Company's conveyor equipment segment. This transition adjustment will be reported as a cumulative effect of a change in accounting principle and will be recorded upon completion of the step two analysis.

The following table reflects the consolidated results adjusted as though the adoption of SFAS No. 142 had occurred in the first quarter of 2001:

                                              Three months ending               Six months ending
                                                    June 30                          June 30
                                             2002             2001            2002             2001
                                       -------------------------------------------------------------------

Reported net loss                         $ (1,243,884)      $ (665,590)    $ (2,450,404)   $ (2,305,367)
Goodwill amortization, net of tax                    -           97,075                -         195,809
                                       -------------------------------------------------------------------
Adjusted net loss                         $ (1,243,884)      $ (568,515)    $ (2,450,404)   $ (2,109,558)
                                       ===================================================================

The carrying amounts and related accumulated amortization balances of the Company's other intangible assets as of June 30, 2002 and December 31, 2001 are listed below:

                                                June 30, 2002                    December 31, 2001
                                            Carrying       Accumulated         Carrying      Accumulated
                                             Amount        Amortization         Amount       Amortization
                                      ---------------- ----------------- ---------------- -----------------
Amortized intangible assets                 $ 491,726       $ (328,368)        $ 486,848       $ (264,976)
Unamortized intangible assets                 139,430                -           138,386                -

The change in goodwill reflected on the balance sheet from December 31, 2001 to June 30, 2002 resulted entirely from foreign currency translation. Unamortized intangible assets consist primarily of intangible assets related to a minimum pension liability for the Company's pension plan. Estimated amortization expense related to other intangible assets for each of the next five fiscal years is:

2002                  $ 113,146
2003                     27,810
2004                     26,360
2005                     26,360
2006                     17,117
                 ----------------
Total                 $ 210,793
                 ================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company's Form 10-K dated March 28, 2002.

General

The Company, through its subsidiaries, is primarily engaged in the manufacture and distribution of bulk material handling and replacement equipment, primarily for use in the mining industry. The Company is a holding company organized under the Delaware General Corporation law and conducts all of its business through its direct and indirect operating subsidiaries. The Company's direct operating subsidiaries are Continental Conveyor and Equipment Company and Goodman Conveyor Company. The Company also owns indirectly all of the capital stock of (i) Continental Conveyor & Equipment Pty. Ltd., an Australian holding company that owns all of the capital stock of four Australian operating companies; (ii) Continental Conveyor Ltd., a U.K. operating company; and (iii) Continental MECO (Pty.) Ltd., a South African operating company. In July 2001, the Company acquired certain assets in Alabama from Lippert Tire & Axle, Inc ("Lippert acquisition"). The Company's existing Alabama operations of its manufactured housing products segment have been combined with the Lippert operations.

Results of Operations

The following table sets forth, on a comparative basis, selected income statement data as a percentage of net sales for the three months and six months ended June 30, 2002 and 2001.

                                  Three months ended            Six months ended
                                       June 30                      June 30
                                 -------------------------- -------------------------
                                    2002         2001          2002         2001

Net sales                           100.0%       100.0%         100.0%       100.0%
Cost of products sold                81.7         82.8           82.1         82.3
Gross profit                         18.3         17.2           17.9         17.7
SG&A expenses                        12.2         10.0           12.2         11.4
Management fee                        0.4          0.4            0.3          0.4
Amortization expense                  0.1          0.3            0.1          0.3
Operating income                      5.6          6.5            5.3          5.6

Three months ended June 30, 2002, compared to three months ended June 30, 2001:

Net Sales
---------
Net sales for the quarter decreased $5.7 million, or 11%, from $51.8 million in 2001 to $46.1 million in 2002. Net sales in the domestic operations of the Company's conveyor equipment segment decreased $10.4 million primarily due to the continued lower capital spending by the Company's major customers in the coal industry. Net sales in the foreign operations of the Company's conveyor equipment segment decreased $0.6 million, primarily due to a decrease at the Company's Australian subsidiary. Net sales in the Company's manufactured housing segment increased $5.4 million primarily due to the Lippert acquisition. Net sales in the other segment decreased $0.1 million.

Gross Profit
------------
Gross profit for the quarter decreased $0.5 million, or 6%, from $8.9 million in 2001 to $8.4 million in 2002. Gross profit in the domestic operations of the Company's conveyor equipment segment decreased $1.8 million due to lower sales volume. Gross profit in the foreign operations of the Company's conveyor equipment segment increased $0.7 million due to improved margins in the Company's Australian and United Kingdom subsidiaries. Gross profit in the Company's manufactured housing segment increased $0.6 million due to increased sales and improved profit margins resulting from the Lippert acquisition and the subsequent consolidation of the existing operations into the acquired facility.

As a result of the margin improvement in the Company's foreign operations combined with the contribution by the Company's manufactured housing segment, gross profit as a percentage of sales increased from 17.2% in 2001 to 18.3% in 2002.

SG&A Expenses
-------------
SG&A expenses for the quarter increased $0.4 million, or 8%, from $5.2 million in 2001 to $5.6 million in 2002. This increase was evenly divided between the domestic and foreign operations of the Company's conveyor equipment segment. Domestic sales and marketing expenses increased due to higher advertising and travel expenses combined with increased general liability insurance costs. Expense in the foreign operations increased due to increased marketing personnel and was also negatively impacted by increased insurance costs. For the quarter, domestic administrative expenses increased due to higher license and franchise taxes as a result of the change in corporate status and due to increased other expenses.

Operating Income
----------------
Operating income for the quarter decreased $0.8 million, or 23%, from $3.4 million in 2001 to $2.6 million in 2002. The decrease resulted from the $0.5 million decrease in gross profit combined with the $0.4 million increase in SG&A expenses and partially offset by a $0.1 million decrease in amortization expense.

Six months ended June 30, 2002, compared to six months ended June 30, 2001:

Net Sales
---------
Net sales for the six-month period increased $0.8 million, or 1%, from $90.8 million in 2001 to $91.6 in 2002. Net sales in the domestic operations of the Company's conveyor equipment segment decreased $13.0 million due to lower capital spending by the Company's major customers in the coal industry. Net sales in the foreign operations of the Company's conveyor equipment segment increased $3.9 million due primarily to increases at the Company's Australian and United Kingdom subsidiaries. The sales increases in Australia and the United Kingdom resulted from new mining projects for conveyor equipment. Net sales in the Company's manufactured housing segment increased $10.1 million, primarily due to the Lippert acquisition. Net sales in the other segment decreased $0.2 million.

Gross Profit
------------
Gross profit for the six-month period increased $0.3 million, or 2%, from $16.1 million in 2001 to $16.4 million in 2002. Gross profit in the domestic operations of the Company's conveyor equipment segment decreased $2.4 million due to lower sales volume. Gross profit in the foreign operations of the Company's conveyor equipment segment increased $1.7 million due to increased sales and improved margins at the Company's Australian subsidiary. Gross profit in the Company's manufactured housing segment increased $1.0 million due to increased sales and improved profit margins resulting from the Lippert acquisition and the subsequent consolidation of the existing operations.

SG&A Expenses
-------------
SG&A expenses for the six-month period increased $0.8 million, or 8%, from $10.4 million in 2001 to $11.2 million in 2002. Expenses in the domestic and foreign operations of the Company's conveyor equipment segment increased $0.5 million and $0.3 million, respectively. Domestic sales and marketing expenses increased due to higher advertising and travel expenses and increases in general liability insurance costs. The increase in the foreign operations is due to increased marketing personnel and also from increased insurance costs.

Operating Income
----------------
Operating income for the six-month period decreased $0.3 million, or 6%, from $5.1 million in 2001 to $4.8 million in 2002. This decrease primarily resulted from the $0.8 million increase in SG&A expenses, partially offset by the $0.3 million increase in gross profit and a $0.2 million decrease in amortization expense.

Backlog
-------
Backlog at June 30, 2002 was $55.0 million, an increase of $13.7 million, or 33%, from $41.3 million at December 31, 2001 and an increase of $3.8 million or 7%, from $51.2 million at March 31, 2002. The increase from December was attributable to an increase of $8.8 million in the foreign operations of the Company's conveyor equipment segment and an increase of $4.9 million in the domestic operations of the Company's conveyor equipment segment. The increase from March was attributable to an increase of $7.2 million in the domestic operations of the Company's conveyor equipment segment offset by a decrease of $3.4 million in the foreign operations of the Company's conveyor equipment segment. Management believes that approximately 75% of the backlog will be shipped in 2002.

Liquidity and Capital Resources

Net cash used in operating activities was $2.3 million and $1.8 million for the six months ending June 30, 2002 and 2001, respectively. The net cash used in operating activities in 2002 resulted from a net loss of $2.5 million and a net increase in operating assets and liabilities of $0.9 million offset by non-cash expenses such as depreciation, amortization, and deferred income taxes of $1.1 million. The net cash used in operating activities in 2001 resulted from a net loss of $2.3 million and a net increase in operating assets and liabilities of $0.2 million, offset by non-cash expenses of $0.7 million.

Net cash used in investing activities was $0.4 million for the six months ending June 30, 2002 and 2001, and represents net purchases of property, plant, and equipment for both years.

Net cash provided by (used in) financing activities was $(0.03) million and $1.5 million for the six months ending June 30, 2002 and 2001, respectively. Net cash used in financing activities in 2002 represents a net increase in borrowings on notes payable of $0.49 million offset by principal payments on long-term obligations of $0.52 million. Net cash provided by financing activities in 2001 represents a net increase in borrowings on notes payable of $2.0 million offset by principal payments on long-term obligations of $0.5 million.

The Company's primary capital requirements consist of capital expenditures and debt service. The Company expects current financial resources, existing lines of credit, and funds from operations to be adequate to meet anticipated cash requirements. At June 30, 2002, the Company had cash and cash equivalents of approximately $12.0 million and approximately $8.7 million available for use under its domestic credit facility, representing approximately $20.7 million of liquidity.

International Operations

The Company transacts business in a number of countries throughout the world and has facilities in the United States, Australia, the United Kingdom, and South Africa. As a result, the Company is subject to business risks inherent in non-U.S. operations, including political and economic uncertainty, import and export limitations, exchange controls and currency fluctuations. The Company believes that the risks related to its foreign operations are mitigated by the relative political and economic stability of the countries in which its largest foreign operations are located. As the U.S. dollar strengthens and weakens against foreign currencies in which the Company transacts business, its financial results will be affected. The principal foreign currencies in which the Company transacts business are the Australian dollar, the British pound sterling, and the South African rand. The fluctuation of the U.S. dollar versus other currencies resulted in increases (decreases) to stockholder's equity (deficit) of approximately $0.8 million and $(1.0) million for the six months ended June 30, 2002 and 2001, respectively.

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 was effective January 1, 2002 and applies to all goodwill and other intangible assets recognized in the Company's statement of financial position, regardless of when those assets were initially recognized. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

On January 1, 2002, the Company adopted SFAS No. 142. This Statement requires goodwill and other intangibles that have indefinite lives to be tested for impairment at least annually, using a two step process. The first step identifies if there is impairment using a fair-value-based test and the second step determines the amount of the impairment. Step one, which was completed in the second quarter of 2002, indicated potential impairment and, therefore, step two is in process to determine the amount of the impairment. Based on findings from step one, the Company expects to record a non-cash impairment write-down related to the goodwill from the acquisition of the Company's Australian subsidiary, which is part of the Company's conveyor equipment segment. This transition adjustment will be reported as a cumulative effect of a change in accounting principle and will be recorded upon completion of the step two analysis.

Cautionary Statement for Safe Harbor Purposes

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements within the meaning of the federal securities laws. As a general matter, forward-looking statements are those focused upon future plans, objectives or performance as opposed to historical items and include statements of anticipated events or trends and expectations and beliefs relating to matters that are not historical in nature. Such forward looking statements are subject to uncertainties and factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed in or implied by such forward-looking statements.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The following table provides information about the Company's Senior Notes. The table presents principal cash flows and interest rate by expected maturity date.

                                       Interest Rate Sensitivity
                                 Principal Amount by Expected Maturity
                                         Average Interest Rate
                                                                                                Fair
                                                                                                Value,
(dollars in thousands)        2002    2003     2004     2005     2006   Thereafter    Total    6/30/02
---------------------------------------------------------------------------------------------------------

Long-Term Obligations,
   including current
   portion
     Fixed Rate                  $ -     $ -      $ -      $ -      $ -   $ 120,000 $ 120,000   $ 54,000
     Average interest rate       11%     11%      11%      11%      11%         11%


The Company's interest income and expense are most sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Company's cash equivalents as well as interest paid on its debt. To mitigate the impact of fluctuations in U.S. interest rates, the Company generally borrows on a long-term basis to maintain a debt structure that is fixed rate in nature.

A portion of the Company's operations consists of manufacturing and sales activities in foreign jurisdictions. The Company manufactures and sells its products in the United States, Australia, the United Kingdom, and South Africa. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products. The Company's operating results are exposed to changes in exchange rates between the U.S. dollar and the Australian dollar, the British pound sterling, and the South African rand.

Part II.   Other Information

Item 6.    Exhibits and Reports on Form 8-K

          (a)  Exhibits: Refer to the index of exhibits.

          (b) No reports on Form 8-K were filed during the quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               CONTINENTAL GLOBAL GROUP, INC.

                               By:  /s/ Jimmy L. Dickinson
                                    Jimmy L. Dickinson

                                    Vice President and Chief Financial  Officer
                                    (As duly  authorized  representative and as
                                     Principal Financial and Accounting Officer)

                               CONTINENTAL CONVEYOR & EQUIPMENT COMPANY

                               By:  /s/ Jimmy L. Dickinson
                                    Jimmy L. Dickinson

                                    Vice President - Finance (As duly
                                    authorized representative and as Principal
                                    Financial and Accounting Officer)

                               GOODMAN CONVEYOR COMPANY

                               By:  /s/ J. Mark Etchberger
                                    J. Mark Etchberger

                                    Controller (As duly authorized
                                    representative and as Principal Financial and Accounting Officer)


Date:  August 13, 2002

                         Continental Global Group, Inc.

                                    Form 10-Q

                                Index of Exhibits

  Exhibit
   Number     Description of Exhibit

    3.1
    (a)       Certificate of Incorporation of Continental Global              *
              Group, Inc., as currently in effect.

    (b)       Certificate of Amendment of Certificate of
              Incorporation of Continental Global Group, Inc.
              (Filed as Exhibit 3.1(b) to the Company's Form 10-Q for the quarter ended September 30, 2000, and is incorporated herein by reference.)

    3.2       By-Laws of Continental Global Group, Inc., as                   *
              currently in effect.

    3.3       Certificate of Incorporation of Continental Conveyor            *
              & Equipment Company, as currently in effect.

    3.4       By-Laws of Continental Conveyor & Equipment Company,            *
              as currently in effect.

    3.5       Certificate of Incorporation of Goodman Conveyor Company,       *
              as currently in effect.

    3.6       By-Laws of Goodman Conveyor Company, as currently in effect.    *

    4.1       Indenture, dated as of April 1, 1997, among Continental         *
              Global Group, Inc., Continental Conveyor & Equipment
              Company, Goodman Conveyor Company, and the Trustee
              (containing, as exhibits, specimens of the Series A Notes and the Series B Notes).

    10.1
    (a)       Revolving Credit Facility, dated as of September 14, 1992,      *
              as amended by Amendments I, II, and III, among Continental Conveyor & Equipment Company, Goodman Conveyor Company, and Bank One, Cleveland, NA.

    (b) Amendment IV, dated as of December 31, 1998, to the Revolving Credit Facility, dated as of September 14, 1992, among Continental Conveyor & Equipment Company, Goodman Conveyor Company, and Bank One, Cleveland, NA. (Filed as Exhibit 10.1 (b) to the Company's Form 10-Q for the quarter ended March 31, 1999, and is incorporated herein by reference.)

    (c) Letter of Amendment, dated as of July 26, 1999, to the Revolving Credit Facility, dated as of September 14, 1992, among Continental Conveyor & Equipment Company, Goodman Conveyor Company, and Bank One, Cleveland, NA. (Filed as Exhibit 10.1 (c) to the Company's Form 10-Q for the quarter ended June 30, 1999, and is incorporated herein by reference.)

    (d) Letter of Amendment, dated as of November 4, 1999, to the Revolving Credit Facility, dated as of September 14, 1992, among Continental Conveyor & Equipment Company, Goodman Conveyor Company, and Bank One, Cleveland, NA. (Filed as Exhibit 10.1 (d) to the Company's Form 10-Q for the quarter ended September 30, 1999, and is incorporated herein by reference.)

    (e) Amendment VI, dated as of March 28, 2000, to the Revolving Credit Facility, dated as of September 14, 1992, among Continental Conveyor & Equipment Company, Goodman Conveyor Company, and Bank One, Cleveland, NA. (Filed as Exhibit 10.1 (e) to the Company's Form 10-K for the year ended December 31, 1999, and is incorporated herein by reference.)

                         Continental Global Group, Inc.

                                    Form 10-Q

                          Index of Exhibits (Continued)

    10.1
    (f) Letter of Amendment, dated as of March 29, 2001, to the Revolving Credit Facility, dated as of September 14, 1992, among Continental Conveyor & Equipment Company, Goodman Conveyor Company, and Bank One, Cleveland, NA. (Filed as Exhibit 10.1(f) to the Company's Form 10-K for the year ended December 31, 2000, and is incorporated herein by reference.)

    (g) Letter of Amendment, dated as of March 25, 2002, to the Revolving Credit Facility, dated as of September 14, 1992, among Continental Conveyor & Equipment Company, Goodman Conveyor Company, and Bank One, Cleveland, NA. (Filed as Exhibit 10.1(g) to the Company's Form 10-K for the year ended December 31, 2001, and is incorporated herein by reference.)

    10.2      Management Agreement, dated as of April 1, 1997, between        *
              Continental Global Group, Inc. and Nesco, Inc.


Certain instruments with respect to long-term debt have not been filed as exhibits as the total amount of securities authorized under any one of such instruments does not exceed 10 percent of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant agrees to furnish to the Commission a copy of each such instrument upon request.

* Incorporated by reference from Form S-4 Registration Number 333-27665 filed under the Securities Act of 1933.