Form 10-Q
period 2003-03-31
CONTINENTAL CONVEYOR & EQUIPMENT CO; CONTINENTAL GLOBAL GROUP INC; GOODMAN CONVEYOR CO
filed 2003-05-15
CIK 24008, 1039785, 1039786

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

 Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                  For the Quarterly Period Ended March 31, 2003

                          Commission File No. 333-27665

                          CONTINENTAL GLOBAL GROUP, INC.
             (Exact Name of Registrant as Specified in its Charter)

           Delaware                                               31-1506889
(State or other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

                    CO-REGISTRANTS AND SUBSIDIARY GUARANTORS

Continental Conveyor & Equipment Company          Delaware           34-1603197
Goodman Conveyor Company                          Delaware           34-1603196

                                       Continental Conveyor & Equipment
Continental Global Group, Inc.         Company                             Goodman Conveyor Company
438 Industrial Drive                   438 Industrial Drive                Route 178 South
Winfield, Alabama 35594                Winfield, Alabama 35594             Belton, South Carolina 29627
(205) 487-6492                         (205) 487-6492                      (864) 338-7793

    (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practical date.

As of April 30, 2003, there were 100 shares of the registrant's common stock outstanding.

                                      INDEX

                          CONTINENTAL GLOBAL GROUP, INC.

                                                                                                             Page
Part I      Financial Information                                                                            Number

            Item 1            Financial Statements (Unaudited)                                                      1

                              Condensed Consolidated Balance Sheets
                              March 31, 2003 and December 31, 2002                                                  2

                              Condensed Consolidated Statements of Operations
                              Three Months ended March 31, 2003 and 2002                                            3

                              Condensed Consolidated Statements of Cash Flows
                              Three Months ended March 31, 2003 and 2002                                            4

                              Notes to Condensed Consolidated Financial Statements                               5-13

            Item 2            Management's Discussion and Analysis of Financial Condition and Results of
                              Operations                                                                        14-18

            Item 3            Quantitative and Qualitative Disclosures about Market Risk                           19

            Item 4            Controls and Procedures                                                              19

Part II     Other Information

            Item 6            Exhibits and Reports on Form 8-K                                                     20

            Signatures                                                                                             21

            Certifications                                                                                         22

Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

                         Continental Global Group, Inc.

                      Condensed Consolidated Balance Sheets




                                                                         March 31            December 31
                                                                           2003                 2002
                                                                    -------------------- --------------------
                                                                        (Unaudited)           (Audited)
Assets:
Current assets:
   Cash and cash equivalents                                              $  4,405,599         $  5,635,042
   Accounts receivable, net                                                 29,184,176           25,634,100
   Inventories                                                              26,531,610           27,752,503
   Deferred income taxes                                                         5,158               25,893
   Other current assets                                                      2,303,564            1,959,369
                                                                    -------------------- --------------------
Total current assets                                                        62,430,107           61,006,907

Property, plant and equipment                                               29,169,082           28,681,527
Less accumulated depreciation                                               16,468,158           15,800,206
                                                                    -------------------- --------------------
                                                                            12,700,924           12,881,321

Goodwill                                                                    13,294,618           13,155,269
Deferred financing costs                                                     2,079,609            2,209,584
Other assets                                                                   404,859              414,400
                                                                    -------------------- --------------------
                                                                          $ 90,910,117         $ 89,667,481
                                                                    ==================== ====================
Liabilities and Stockholder's Equity (Deficit):
Current liabilities:
   Notes payable                                                          $ 13,285,061         $ 11,285,602
   Trade accounts payable                                                   20,652,741           20,039,041
   Accrued compensation and employee benefits                                4,434,766            4,974,168
   Accrued interest on senior notes                                          6,600,000            3,300,000
   Other accrued liabilities                                                 5,935,848            6,696,110
   Current maturities of long-term obligations                               1,077,607            1,010,032
                                                                    -------------------- --------------------
Total current liabilities                                                   51,986,023           47,304,953

Pension obligations                                                          2,750,636            2,645,640
Deferred income taxes                                                          577,549              561,420
Senior notes                                                               120,000,000          120,000,000
Other long-term obligations, less current maturities                         1,910,665            1,876,928

Stockholder's equity (deficit):
   Common stock, $0.01 par value, authorized 5,000,000 shares,
     issued and outstanding 100 shares                                               1                    1
   Paid-in capital                                                           1,993,687            1,993,687
   Accumulated deficit                                                     (81,441,892)         (77,654,146)
   Accumulated other comprehensive loss                                     (6,866,552)          (7,061,002)
                                                                    -------------------- --------------------
                                                                           (86,314,756)         (82,721,460)
                                                                    -------------------- --------------------
                                                                          $ 90,910,117         $ 89,667,481
                                                                    ==================== ====================

See notes to condensed consolidated financial statements.

                         Continental Global Group, Inc.

                 Condensed Consolidated Statements of Operations


                                                                     Three months ended March 31
                                                                       2003                2002
                                                                ------------------- -------------------
                                                                             (Unaudited)

Net sales                                                            $ 42,572,936        $ 45,543,631
Cost of products sold                                                  36,626,640          37,599,581
                                                                ------------------- -------------------
Gross profit                                                            5,946,296           7,944,050

Operating expenses:
   Selling and engineering                                              3,212,954           3,418,076
   General and administrative                                           2,552,816           2,114,618
   Management fee                                                          36,009             147,765
   Amortization expense                                                     6,591              29,814
   Restructuring charges                                                   14,005                   -
                                                                ------------------- -------------------
Total operating expenses                                                5,822,375           5,710,273
                                                                ------------------- -------------------
Operating income                                                          123,921           2,233,777

Other expenses:
   Interest expense                                                     3,730,757           3,801,504
   Interest income                                                         (9,156)            (52,971)
   Miscellaneous, net                                                     190,066              32,282
                                                                ------------------- -------------------
Total other expenses                                                    3,911,667           3,780,815
                                                                ------------------- -------------------
Loss before income taxes and cumulative effect of change in
   accounting principle                                                (3,787,746)         (1,547,038)
Income tax benefit                                                              -            (340,518)
                                                                ------------------- -------------------
Loss before cumulative effect of change in accounting
   principle                                                           (3,787,746)         (1,206,520)
Cumulative effect of change in accounting principle                             -          (3,850,000)
                                                                ------------------- -------------------
Net loss                                                             $ (3,787,746)       $ (5,056,520)
                                                                =================== ===================


See notes to condensed consolidated financial statements.

                         Continental Global Group, Inc.

                 Condensed Consolidated Statements of Cash Flows


                                                                         Three months ended March 31
                                                                         2003                   2002
                                                                 ---------------------- ---------------------
                                                                                 (Unaudited)

Operating activities:
   Net loss                                                             $ (3,787,746)          $ (5,056,520)
   Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
     Provision for depreciation and amortization                             560,250                573,760
     Amortization of deferred financing costs                                129,975                129,976
     Cumulative effect of change in accounting principle                           -              3,850,000
     Deferred income taxes                                                         -               (340,518)
     Loss on disposal of assets                                               15,119                  8,968
     Changes in operating assets and liabilities                             159,501              6,285,067
                                                                 ---------------------- ---------------------
Net cash provided by (used in) operating activities                       (2,922,901)             5,450,733
                                                                 ---------------------- ---------------------

Investing activities:
   Purchases of property, plant, and equipment                               (89,847)              (156,946)
   Proceeds from sale of property, plant, and equipment                       20,547                 15,174
                                                                 ---------------------- ---------------------
Net cash used in investing activities                                        (69,300)              (141,772)
                                                                 ---------------------- ---------------------

Financing activities:
   Net increase (decrease) in borrowings on notes payable                  1,905,105             (4,347,091)
   Principal payments on long-term obligations                              (143,085)              (247,636)
                                                                 ---------------------- ---------------------
Net cash provided by (used in) financing activities                        1,762,020             (4,594,727)
Effect of exchange rate changes on cash                                          738                (24,383)
                                                                 ---------------------- ---------------------
Increase (decrease) in cash and cash equivalents                          (1,229,443)               689,851
Cash and cash equivalents at beginning of period                           5,635,042             14,671,806
                                                                 ---------------------- ---------------------
Cash and cash equivalents at end of period                              $  4,405,599           $ 15,361,657
                                                                 ====================== =====================

See notes to condensed consolidated financial statements.

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 March 31, 2003


A.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes of Continental Global Group, Inc. and subsidiaries for the year ended December 31, 2002, included in the Form 10-K filed by the Company on March 31, 2003.

Certain amounts from the prior year financial statements have been reclassified to conform to current year presentation.

In the fourth quarter of 2002, the Company recorded a non-cash impairment write-down for goodwill of $3,850,000 in accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets". The Company has restated the results of operations for the three months ended March 31, 2002 to reflect this goodwill impairment as of January 1, 2002. This transition adjustment has been reported as a cumulative effect of a change in accounting principle.

B.   Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

C.   Inventories

Inventories, which consist of raw materials, manufactured and purchased parts, and work in process, are stated at the lower of cost or market. Since inventory records are maintained on a job order basis, it is not practical to segregate inventories into their major classes. The cost for approximately 65% and 63% of inventories at March 31, 2003 and December 31, 2002, respectively, is determined using the last-in, first-out (LIFO) method with the remainder determined using the first-in, first-out (FIFO) method. Had the FIFO method of inventory (which approximates replacement cost) been used to cost all inventories, inventories would have increased by approximately $1,457,000 at March 31, 2003 and December 31, 2002.

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 March 31, 2003


D.   Warranty Costs

The Company's products are generally covered by warranties against defects in material and workmanship for periods up to two years from the date of sale or installation of the product. The Company records a provision for estimated warranty cost based on actual experience and continuously assesses the adequacy of its product warranty accrual and makes adjustments as needed. A summary of accrued warranty costs follows:

                                                  2003
                                            -----------------
Balance as of January 1                         $ 1,678,002
Warranties issued during the period                 200,548
Settlements made during the period                 (415,065)
Effect of exchange rate changes                      12,180
                                            -----------------
Balance as of March 31                          $ 1,475,665
                                            =================


E.   Restructuring Charges

The Company incurred additional restructuring charges of approximately $14,000 for the three months ended March 31, 2003 related to changes in staffing and production requirements in its domestic operations. These charges consist primarily of relocation costs associated with the merger of certain domestic facilities. Total restructuring charges incurred to date pertaining to the actions started by the Company in 2002 are approximately $654,000. As part of this restructuring, during 2003, the Company plans to discontinue the manufacturing operations in certain of its domestic facilities and merge these operations with other existing facilities. The Company expects the additional cost of this restructuring to be approximately $500,000. These charges consist primarily of severance and relocation costs and will be expensed as incurred. As of March 31, 2003, the Company has paid approximately $82,000 of the charges incurred to date.

F.   Comprehensive Loss

The components of comprehensive loss for the three months ended March 31, 2003 and 2002 are as follows:

                                                                      Three months ended
                                                                           March 31
                                                                    2003              2002
                                                              -----------------------------------

Net loss                                                         $ (3,787,746)     $ (5,056,520)
Other comprehensive income (loss):
   Foreign currency translation adjustment                            151,187           223,874
   Change in fair value of derivative hedge (net of tax)               43,263                 -
                                                              -----------------------------------
Comprehensive loss                                               $ (3,593,296)     $ (4,832,646)
                                                              ===================================

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 March 31, 2003


G.   Income Taxes

Income taxes are provided using the liability method in accordance with FASB Statement No. 109, "Accounting for Income Taxes". For tax reporting purposes, the Company is included in the consolidated federal tax return of N.E.S. Investment Co. However, for financial reporting purposes, the Company's tax provision has been calculated on a stand-alone basis. The Company's effective tax rate differs from the statutory rate in the United States due to losses incurred without a corresponding tax benefit.

The Company has subsidiaries located in Australia, the United Kingdom, and South Africa, which are subject to income taxes in their respective countries.

H.   Segment Information

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

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 March 31, 2003


H.  Segment Information (Continued)

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

                                                         Three months ended
                                                               March 31
                                                       2003               2002
                                                --------------------------------------
                                                           (in thousands)
Net sales:
   Conveyor equipment                                  $ 36,695           $ 38,004
   Manufactured housing products                          5,668              7,214
   Other                                                    210                326
                                                --------------------------------------
Total net sales                                        $ 42,573           $ 45,544
                                                ======================================

Segment operating income:
   Conveyor equipment                                  $    333           $  2,210
   Manufactured housing products                            184                382
   Other                                                     77                 35
                                                --------------------------------------
Total segment operating income                              594              2,627
   Management fee                                            36                148
   Amortization expense                                       7                 30
   Restructuring charges                                     14                  -
   Corporate expense                                        413                215
                                                --------------------------------------
Total operating income                                      124              2,234
   Interest expense                                       3,731              3,802
   Interest income                                           (9)               (53)
   Miscellaneous, net                                       190                 32
                                                --------------------------------------
Loss before income taxes                               $ (3,788)         $  (1,547)
                                                ======================================

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 March 31, 2003


I.   Guarantor and Non-Guarantor Subsidiaries

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

Summarized consolidating balance sheets as of March 31, 2003 and December 31, 2002 for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries are as follows (in thousands):

                                                 Combined        Combined
                                                 Guarantor     Non-Guarantor
March 31, 2003:                 The Company    Subsidiaries    Subsidiaries    Eliminations       Total
                              -------------------------------------------------------------------------------
Current assets:
   Cash and cash equivalents       $  2,605        $  1,799        $      2       $       -         $  4,406
   Accounts receivable, net               -          21,159           8,025               -           29,184
   Inventories                            -          21,904           4,628               -           26,532
   Deferred income taxes                 81               -             298            (374)               5
   Other current assets                 395           1,125             788              (5)           2,303
                              -------------------------------------------------------------------------------
Total current assets                  3,081          45,987          13,741            (379)          62,430
Property, plant, and
   equipment, net                         -           8,487           4,214               -           12,701
Goodwill                                  -          12,627             668               -           13,295
Investment in subsidiaries           60,009          18,787               -         (78,796)               -
Deferred financing costs              2,079               -               -               -            2,079
Other assets                         10,389           1,770               -         (11,754)             405
                              -------------------------------------------------------------------------------
Total assets                       $ 75,558        $ 87,658        $ 18,623       $ (90,929)        $ 90,910
                              ===============================================================================
Current liabilities:
   Notes payable                   $      -        $ 10,338        $  3,554       $    (607)        $ 13,285
   Trade accounts payable               330          13,674           6,654              (5)          20,653
   Accrued compensation and
     employee benefits                    -           3,511             924               -            4,435
   Accrued interest                   6,600               -               -               -            6,600
   Other accrued liabilities            521           4,310           1,829            (724)           5,936
   Current maturities of
     long-term obligations                -           1,001              76               -            1,077
                              -------------------------------------------------------------------------------
Total current liabilities             7,451          32,834          13,037          (1,336)          51,986
Pension obligation                        -           2,751               -               -            2,751
Deferred income taxes                     -          10,666               -         (10,089)             577
Senior Notes                        120,000               -               -               -          120,000
Other long-term obligations               -           1,728           1,031            (848)           1,911
Stockholder's equity
(deficit)                           (51,893)         39,679           4,555         (78,656)         (86,315)
                              -------------------------------------------------------------------------------
Total liabilities and
   stockholder's equity
   (deficit)                       $ 75,558        $ 87,658        $ 18,623       $ (90,929)        $ 90,910
                              ===============================================================================

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 March 31, 2003


I.   Guarantor and Non-Guarantor Subsidiaries (Continued)

                                                 Combined        Combined
                                                 Guarantor     Non-Guarantor
December 31, 2002:              The Company    Subsidiaries    Subsidiaries      Eliminations       Total
                              -------------------------------------------------------------------------------
Current assets:
   Cash and cash equivalents       $  4,524        $  1,109        $      2       $       -         $  5,635
   Accounts receivable, net               -          16,469           9,165               -           25,634
   Inventories                            -          23,479           4,274               -           27,753
   Deferred income taxes                 81               -             280            (335)              26
   Other current assets                  37           1,095             827               -            1,959
                              -------------------------------------------------------------------------------
Total current assets                  4,642          42,152          14,548            (335)          61,007
Property, plant, and
   equipment, net                         -           8,713           4,168               -           12,881
Goodwill                                  -          12,528             627               -           13,155
Investment in subsidiaries           60,009          18,118               -         (78,127)               -
Deferred financing costs              2,210               -               -               -            2,210
Other assets                          9,817           1,833               -         (11,236)             414
                              -------------------------------------------------------------------------------
Total assets                       $ 76,678        $ 83,344        $ 19,343       $ (89,698)        $ 89,667
                              ===============================================================================
Current liabilities:
   Notes payable                   $      -        $  9,536        $  2,139       $    (389)        $ 11,286
   Trade accounts payable                16          12,404           7,619               -           20,039
   Accrued compensation and
     employee benefits                   42           3,957             975               -            4,974
   Accrued interest                   3,300               -               -               -            3,300
   Other accrued liabilities            564           4,247           2,613            (728)           6,696
   Current maturities of
     long-term obligations                -             963              47               -            1,010
                              -------------------------------------------------------------------------------
Total current liabilities             3,922          31,107          13,393          (1,117)          47,305
Pension obligation                        -           2,645               -               -            2,645
Deferred income taxes                     -          10,253               -          (9,692)             561
Senior Notes                        120,000               -               -               -          120,000
Other long-term obligations               -           1,766             985            (874)           1,877
Stockholder's equity
(deficit)                           (47,244)         37,573           4,965         (78,015)         (82,721)
                              -------------------------------------------------------------------------------
Total liabilities and
   stockholder's equity
   (deficit)                       $ 76,678        $ 83,344        $ 19,343       $ (89,698)        $ 89,667
                              ===============================================================================

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 March 31, 2003


I.   Guarantor and Non-Guarantor Subsidiaries (Continued)

Summarized consolidating statements of operations for the three months ended March 31, 2003 and 2002, respectively, for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries are as follows (in thousands):


                                                         Combined        Combined
                                                         Guarantor     Non-Guarantor
                                           The Company  Subsidiaries   Subsidiaries   Eliminations     Total
                                          ------------- ------------- --------------- ------------- -------------
Three months ended March 31, 2003:
Net sales                                    $      -     $ 33,553          $ 9,046         $ (26)     $ 42,573
Cost of products sold                               -       28,198            8,455           (26)       36,627
                                          ------------- ------------- --------------- ------------- -------------
Gross profit                                        -        5,355              591             -         5,946
Total operating expenses                          449        4,231            1,142             -         5,822
                                          ------------- ------------- --------------- ------------- -------------
Operating income                                 (449)       1,124             (551)            -           124
Interest expense                                3,436          238               57             -         3,731
Interest income                                    (9)           -                -             -            (9)
Miscellaneous, net                                170           24               (4)            -           190
                                          ------------- ------------- --------------- ------------- -------------
Income (loss) before income taxes              (4,046)         862             (604)            -        (3,788)
Income tax expense (benefit)                     (398)         398                -             -             -
                                          ------------- ------------- --------------- ------------- -------------
Net income (loss)                            $ (3,648)    $    464          $  (604)        $   -      $ (3,788)
                                          ============= ============= =============== ============= =============



                                                         Combined       Combined
                                                         Guarantor     Non-Guarantor
                                          The Company   Subsidiaries   Subsidiaries   Eliminations     Total
                                          ------------- ------------- --------------- ------------- -------------
Three months ended March 31, 2002:
Net sales                                    $      -     $ 37,531          $ 8,013          $  -      $ 45,544
Cost of products sold                               -       30,603            6,997             -        37,600
                                          ------------- ------------- --------------- ------------- -------------
Gross profit                                        -        6,928            1,016             -         7,944
Total operating expenses                          226        4,460            1,024             -         5,710
                                          ------------- ------------- --------------- ------------- -------------
Operating income (loss)                          (226)       2,468               (8)            -         2,234
Interest expense                                3,441          341               20             -         3,802
Interest income                                   (53)           -                -             -           (53)
Miscellaneous, net                                  5           10               17             -            32
                                          ------------- ------------- --------------- ------------- -------------
Income (loss) before income taxes and
   cumulative effect of change in
   accounting principle                        (3,619)       2,117              (45)            -        (1,547)
Income tax expense (benefit)                   (1,127)         787                -             -          (340)
                                          ------------- ------------- --------------- ------------- -------------
Income (loss) before cumulative effect
   of change in accounting principle           (2,492)       1,330              (45)            -        (1,207)
Cumulative effect of change in
   accounting principle                             -       (3,850)               -             -        (3,850)
                                          ------------- ------------- --------------- ------------- -------------
Net income (loss)                            $ (2,492)    $ (2,520)         $   (45)         $  -      $ (5,057)
                                          ============= ============= =============== ============= =============

                        Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 March 31, 2003


I.   Guarantor and Non-Guarantor Subsidiaries (Continued)

Summarized consolidating cash flow statements for the three months ended March 31, 2003 and 2002, respectively, for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries are as follows (in thousands):

                                                         Combined       Combined
                                                         Guarantor    Non-Guarantor
                                          The Company  Subsidiaries   Subsidiaries   Eliminations     Total
                                         ------------- ------------- --------------- ------------- -------------
Three months ended March 31, 2003:
Net cash provided by (used in)
   operating activities                      $  (744)     $   (788)       $ (1,396)         $  5      $ (2,923)

Investing activities:
   Purchases of property, plant, and
    equipment                                      -           (43)            (47)            -           (90)
   Proceeds from sale of property,
     plant, and equipment                          -            21               -             -            21
                                         ------------- ------------- --------------- ------------- -------------
Net cash used in investing activities              -           (22)            (47)            -           (69)
                                         ------------- ------------- --------------- ------------- -------------

Financing activities:
   Net increase (decrease) in
     borrowings on notes payable                   -           705           1,200             -         1,905
   Principal payments on long-term
     obligations                                   -          (125)            (18)            -          (143)
   Intercompany loan activity                 (1,175)          925             250             -             -
                                         ------------- ------------- --------------- ------------- -------------
Net cash provided by (used in)
   financing activities                       (1,175)        1,505           1,432             -         1,762
Exchange rate changes on cash                      -            (5)             11            (5)            1
                                         ------------- ------------- --------------- ------------- -------------
Increase (decrease) in cash and cash
   equivalents                                (1,919)          690               -             -        (1,229)
Cash and cash equivalents at beginning
   of period                                   4,524         1,109               2             -         5,635
                                         ------------- ------------- --------------- ------------- -------------
Cash and cash equivalents at end of
   period                                    $ 2,605       $ 1,799        $      2          $  -      $  4,406
                                         ============= ============= =============== ============= =============

                        Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 March 31, 2003


I.   Guarantor and Non-Guarantor Subsidiaries (Continued)

                                                        Combined        Combined
                                                        Guarantor     Non-Guarantor
                                          The Company  Subsidiaries   Subsidiaries   Eliminations     Total
                                         ------------- ------------- --------------- ------------- -------------
Three months ended March 31, 2002:
Net cash provided by (used in)
   operating activities                     $   (395)      $ 3,648         $ 2,194          $  4      $  5,451

Investing activities:
   Purchases of property, plant, and
    equipment                                      -           (33)           (124)            -          (157)
   Proceeds from sale of property,
     plant, and equipment                          -             9               6             -            15
                                         ------------- ------------- --------------- ------------- -------------
Net cash used in investing activities              -           (24)           (118)            -          (142)
                                         ------------- ------------- --------------- ------------- -------------

Financing activities:
   Net increase (decrease) in
     borrowings on notes payable                   -        (4,413)             66             -        (4,347)
   Principal payments on long-term
     obligations                                   -          (239)             (9)            -          (248)
   Intercompany loan activity                      -           676            (676)            -             -
                                         ------------- ------------- --------------- ------------- -------------
Net cash used in financing activities              -        (3,976)           (619)            -        (4,595)
Exchange rate changes on cash                      -             1             (21)           (4)          (24)
                                         ------------- ------------- --------------- ------------- -------------
Increase (decrease) in cash and cash
   equivalents                                  (395)         (351)          1,436             -           690
Cash and cash equivalents at beginning
   of period                                  12,548         1,518             606             -        14,672
                                         ------------- ------------- --------------- ------------- -------------
Cash and cash equivalents at end of
   period                                   $ 12,153       $ 1,167         $ 2,042          $  -      $ 15,362
                                         ============= ============= =============== ============= =============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company's Form 10-K dated March 31, 2003.

General

The Company, through its subsidiaries, is primarily engaged in the manufacture and distribution of bulk material handling and replacement equipment, primarily for use in the mining industry. The Company is a holding company organized under the Delaware General Corporation law and conducts all of its business through its direct and indirect operating subsidiaries. The Company's direct operating subsidiaries are Continental Conveyor and Equipment Company and Goodman Conveyor Company. The Company also owns indirectly all of the capital stock of Continental Conveyor & Equipment Pty. Ltd., an Australian holding company that owns all of the capital stock of four Australian operating companies. The Company also owns indirectly all of the capital stock of Continental Conveyor Ltd., a U.K. operating company, and Continental MECO (Pty.) Ltd., a South African operating company. During 2001, the Company acquired certain assets in Alabama from Lippert Tire & Axle, Inc. The Company's existing Alabama operations of its manufactured housing products segment have been combined with the Lippert operations.

Results of Operations

The following table sets forth, on a comparative basis, selected income statement data as a percentage of net sales for the three months ended March 31, 2003 and 2002.

                                    Three months ended
                                          March 31
                                 --------------------------
                                     2003          2002

Net sales                            100.0%       100.0%
Cost of products sold                 86.0         82.6
Gross profit                          14.0         17.4
SG&A expenses                         13.5         12.1
Management fee                         0.1          0.3
Amortization expense                   -            0.1
Restructuring charges                  0.1          -
Operating income                       0.3          4.9

Three months ended March 31, 2003, compared to three months ended March 31, 2002:

Net Sales
---------
Net sales for the quarter decreased $2.9 million, or 6%, from $45.5 million in 2002 to $42.6 million in 2003. Net sales in the domestic operations of the Company's conveyor equipment segment decreased $2.3 million. Management believes that this decrease is primarily attributable to continued lower capital spending by the Company's major customers in the coal industry. Net sales in the foreign operations of the Company's conveyor equipment segment increased $1.0 million due primarily to changes in the foreign currency translation rates. Adjusting for the effect of foreign currency exchange, net sales decreased in the Company's United Kingdom and Australian operations while net sales increased slightly in the South African operations. The reduced sales in the United Kingdom was the result of a volume decrease in the standard manufactured products business. Sales in the Company's Australian operations decreased primarily due to timing differences on the receipt of orders and shipment of its backlog. Net sales in the Company's manufactured housing segment decreased $1.5 million, or 21%, due to the decrease by the Company's customers in the production and shipment of manufactured homes. Based upon the Manufactured Housing Institute's economic report, quarter over quarter production and shipment of manufactured homes is down 28% through February. Net sales in the Company's other segment decreased $0.1 million.

Gross Profit
------------
Gross profit for the quarter decreased $2.0 million, or 25%, from $7.9 million in 2002 to $5.9 million in 2003. Gross profit in the domestic operations of the Company's conveyor equipment segment decreased $1.4 million due to decreased sales volume and lower margins in the mining equipment business which primarily resulted from the Company's inability to pass through raw material price increases occurring in the second half of 2002. Gross profit in the foreign operations of the Company's conveyor equipment segment decreased $0.4 million primarily due to reduced margins in the United Kingdom operations and the decreased sales volume in the Australian operations. The reduced margins in the United Kingdom resulted from lower sales of the higher margin standard manufactured products business and lower gross margin in its complete conveyor systems. Gross profit in the Company's manufactured housing segment decreased $0.2 million primarily due to lower sales.

Gross profit as a percentage of net sales decreased from 17.4% in 2002 to 14.0% in 2003. This decline was primarily attributable to the lower margins on mining equipment business in the Company's domestic operations of the conveyor equipment segment and the decreased profit margins in the United Kingdom.

SG&A Expenses
-------------
SG&A expenses for the quarter increased $0.2 million, or 4%, from $5.5 million in 2002 to $5.7 million in 2003. SG&A expenses in the domestic operations of the Company's conveyor equipment segment decreased $0.3 million due to decreased selling expenses which resulted from lower sales. SG&A expenses in the foreign operations of the Company's conveyor equipment segment increased $0.4 million. Of this increase in the foreign operations, $0.3 million resulted from changes in foreign currency translation rates and $0.1 million resulted from increased administrative costs. Corporate expenses increased $0.1 million due to higher insurance costs and increased personnel expenses.

Operating Income
----------------
Operating income for the quarter decreased $2.1 million from $2.2 million in 2002 to $0.1 million in 2003. The decrease in operating income resulted from the $2.0 million decrease in gross profit, combined with the $0.2 million increase in SG&A expenses, partially offset by a $0.1 million decrease in management fees.

Restructuring Charges
---------------------
The Company incurred additional restructuring charges of less than $0.1 million for the three months ended March 31, 2003 related to changes in staffing and production requirements in its domestic operations. These charges consist primarily of relocation costs associated with the merger of certain domestic facilities. Total restructuring charges incurred to date pertaining to the actions started by the Company in 2002 are approximately $0.7 million. As part of this restructuring, during 2003, the Company plans to discontinue the manufacturing operations in certain of its domestic facilities and merge these operations with other existing facilities. The Company expects the additional cost of this restructuring to be approximately $0.5 million. These charges consist primarily of severance and relocation costs and will be expensed as incurred. As of March 31, 2003, the Company has paid approximately $0.1 million of the charges incurred to date.

Cumulative Effect of Change in Accounting Principle
---------------------------------------------------
In the fourth quarter of 2002, the Company recorded a non-cash impairment write-down for goodwill of approximately $3.9 million in accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets". The Company has restated the results of operations for the three months ended March 31, 2002 to reflect this goodwill impairment as of January 1, 2002. This transition adjustment has been reported as a cumulative effect of a change in accounting principle.

Backlog
-------
Backlog at March 31, 2003 was $52.7 million, an increase of $10.6 million, or 25%, from $42.1 million at December 31, 2002. The increase was attributable to an increase of $7.3 million in the domestic operations of the Company's conveyor equipment segment and an increase of $3.3 million in the foreign operations of the Company's conveyor equipment segment. Management believes that approximately 95% of the backlog will be shipped in 2003.

Liquidity and Capital Resources

Net cash provided by (used in) operating activities was $(2.9) million and $5.5 million for the three months ending March 31, 2003 and 2002, respectively. Net cash used in operating activities resulted from a net loss of $3.8 million offset by non-cash expenses of $0.7 million and a net decrease in operating assets and liabilities of $0.2 million. Net cash provided by operating activities in 2002 resulted from a net loss of $5.0 million offset by non-cash expenses of $4.2 million and a net decrease in operating assets and liabilities of $6.3 million. The decrease in cash from operations from 2002 to 2003 was primarily the result of the increase in the loss before the cumulative effect of change in accounting principle combined with a lower net decrease in operating assets and liabilities. The net decrease in operating assets and liabilities in 2002 was primarily due to a decrease in receivables at the Company's domestic operations which resulted from lower sales in the first quarter of 2002 compared to the fourth quarter of 2001.

Net cash used in investing activities was $0.1 million for the three months ending March 31, 2003 and 2002, and represents net purchases of property, plant, and equipment for both years.

Net cash provided by (used in) financing activities was $1.8 million and $(4.6) million for the three months ending March 31, 2003 and 2002, respectively. Net cash provided by financing activities in 2003 resulted from a net increase in borrowings on notes payable of $1.9 million offset by principal payments on long-term obligations of $0.1 million. Net borrowings on notes payable under the Company's domestic credit facility increased $0.4 million while net borrowings on notes payable under the Company's various credit facilities at the foreign subsidiaries increased $1.5 million. Net cash used in financing activities in 2002 represented a net decrease in borrowings on notes payable of $4.4 million and principal payments on long-term obligations of $0.2 million. The decrease in borrowings on notes payable was primarily due to repayments on the Company's domestic credit facility of $4.1 million.

The Company's primary capital requirements consist of capital expenditures and debt service. The Company utilizes cash on hand and its available credit facilities to satisfy these requirements. The Company anticipates that capital expenditures in 2003 will approximate those made in 2002. The Company anticipates that its debt service requirements in 2003 (not including principal obligations under the Company's credit facilities) will be approximately $16.0 million. In addition, as of March 31, 2003, the Company's domestic and foreign credit facilities had outstanding principle balances of approximately $8.5 million and $4.8 million, respectively.

At March 31, 2003, the Company was in violation of certain of its covenants under the domestic credit facility, but it has received a waiver of these violations through the facility's maturity date. The Company's domestic credit facility matures on June 30, 2003. The Company has maintained a credit facility with its primary domestic bank since 1989 and is currently in negotiations with the bank to extend the facility. Although no assurance can be given regarding the Company's ability to enter into a new or revised facility, the Company expects to finalize negotiations for an extension to the credit facility in the second quarter of 2003. The Company needs to improve its results of operations in line with its operating plan in order to meet its future debt service requirements. Failure to materially improve operations or successfully complete negotiations of an extension to its domestic credit facility could materially impact the Company's ability to meet its future debt service requirements.

The credit facility of the Company's United Kingdom subsidiary matured on December 31, 2002 but the Company continues to operate under the existing facility while negotiating the terms of a new credit facility. The credit facility of the Company's Australian facility matures on August 31, 2003 and the Company expects to finalize negotiations for a new agreement in the second quarter of 2003.

At March 31, 2003, the Company had cash and cash equivalents of approximately $4.4 million and approximately $11.8 million available for use under its domestic credit facility, representing approximately $16.2 million of liquidity. Assuming the Company is able to improve its results of operations in line with its operating plan and successfully negotiate extensions of its credit facilities, the Company expects current financial resources (working capital and available bank borrowings) and anticipated funds from operations to be adequate to meet current cash requirements.

International Operations

The Company transacts business in a number of countries throughout the world and has facilities in the United States, Australia, the United Kingdom, and South Africa. As a result, the Company is subject to business risks inherent in non-U.S. operations, including political and economic uncertainty, import and export limitations, exchange controls and currency fluctuations. The Company believes that the risks related to its foreign operations are mitigated by the relative political and economic stability of the countries in which its largest foreign operations are located. As the U.S. dollar strengthens and weakens against foreign currencies in which the Company transacts business, its financial results will be affected. The principal foreign currencies in which the Company transacts business are the Australian dollar, the British pound sterling, and the South African rand. The fluctuation of the U.S. dollar versus other currencies resulted in increases to stockholder's equity (deficit) of approximately $0.2 million for the three months ended March 31, 2003 and 2002.

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

In addition, the Company's future results of operations, financial condition, liquidity and capital resources could be materially adversely affected by, among other things, the economic and political uncertainties as a result of the war in Iraq and the risk of prolonged economic recession resulting from such hostilities.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The following table provides information about the Company's Senior Notes. The table presents principal cash flows and interest rate by expected maturity date.

                                   Interest Rate Sensitivity
                             Principal Amount by Expected Maturity
                                     Average Interest Rate
                                                                                        Fair
                                                                                        Value,
(dollars in thousands)          2003    2004     2005     2006      2007       Total    3/31/03
------------------------------------------------------------------------------------------------

Long-Term Obligations,
   including current
   portion
     Fixed Rate                  $ -     $ -      $ -      $ -   $ 120,000  $ 120,000   $ 54,000
     Average interest rate       11%     11%      11%      11%         11%


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

Item 4.    Controls and Procedures

Within the 90-day period prior to the date of this report, the Company carried out an evaluation, under the supervision of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the time of such evaluation.

Part II.   Other Information

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits:  Refer to the index of exhibits.

           (b) No reports on Form 8-K were filed during the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CONTINENTAL GLOBAL GROUP, INC.

                              By:  /s/ Jimmy L. Dickinson
                                   ----------------------
                                   Jimmy L. Dickinson

                                   Vice President and Chief Financial Officer
                                   (As duly authorized representative and as Principal Financial and Accounting Officer)

                              CONTINENTAL CONVEYOR & EQUIPMENT COMPANY

                              By:  /s/ Jimmy L. Dickinson
                                   ----------------------
                                   Jimmy L. Dickinson

                                   Vice President - Finance (As duly authorized representative and as Principal Financial and Accounting Officer)

                              GOODMAN CONVEYOR COMPANY

                              By:  /s/ J. Mark Etchberger
                                   ----------------------
                                   J. Mark Etchberger

                                   Controller (As duly authorized representative and as Principal Financial and Accounting Officer)


Date:  May 14, 2003

CERTIFICATIONS

I, Robert W. Hale, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Continental Global Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 14, 2003                       /s/ Robert W. Hale
                                          -------------------------------------
                                          Robert W. Hale
                                          President and Chief Executive Officer

CERTIFICATIONS

I, Jimmy L. Dickinson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Continental Global Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 14, 2003                  /s/ Jimmy L. Dickinson
                                     -----------------------------------------
                                     Jimmy L. Dickinson
                                     Vice President and Chief Financial Officer

                         Continental Global Group, Inc.

                                    Form 10-Q

                                Index of Exhibits

  Exhibit
   Number     Description of Exhibit

    3.1
    (a)       Certificate of Incorporation of Continental Global Group,       *
              Inc., as currently in effect.

    (b) Certificate of Amendment of Certificate of Incorporation of Continental Global Group, Inc. (Filed as Exhibit 3.1(b) to the Company's Form 10-Q for the quarter ended September 30, 2000, and is incorporated herein by reference.)

    3.2       By-Laws of Continental Global Group, Inc., as currently         *
              in effect.

    3.3       Certificate of Incorporation of Continental Conveyor &          *
              Equipment Company, as currently in effect.

    3.4       By-Laws of Continental Conveyor & Equipment Company, as         *
              currently in effect.

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

    10.1 Amended and Restated Credit Facility and Security Agreement, dated as of July 25, 2002, among Bank One, NA, Continental Conveyor & Equipment Company, and Goodman Conveyor Company. (Filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 2002, and is incorporated herein by reference.)

    10.2      Management Agreement, dated as of April 1, 1997, between        *
              Continental Global Group, Inc. and Nesco, Inc.

    10.3 Employment Agreement, effective November 4, 2002, between Continental Global Group, Inc. and Robert Hale. (Filed as
              Exhibit 10.3 to the Company's Form 10-K for the year ended December 31, 2002, and is incorporated herein by reference.)

    10.4 Continental Global Group, Inc. Phantom Stock Plan dated as of November 4, 2002. (Filed as Exhibit 10.4 to the Company's Form 10-K for the year ended December 31, 2002, and is incorporated herein by reference.)


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