Form 10-Q
period 2003-09-30
CONTINENTAL CONVEYOR & EQUIPMENT CO; CONTINENTAL GLOBAL GROUP INC; GOODMAN CONVEYOR CO
filed 2003-11-19
CIK 24008, 1039785, 1039786

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                For the Quarterly Period Ended September 30, 2003

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

As of October 31, 2003, there were 100 shares of the registrant's common stock outstanding.

                                      INDEX

                         CONTINENTAL GLOBAL GROUP, INC.

                                                                                                                Page
Part I      Financial Information                                                                              Number

            Item 1            Financial Statements (Unaudited)                                                      1

                              Condensed Consolidated Balance Sheets
                              September 30, 2003 and December 31, 2002                                              2

                              Condensed Consolidated Statements of Operations
                              Three Months and Nine Months ended September 30, 2003 and 2002                        3

                              Condensed Consolidated Statements of Cash Flows
                              Nine Months ended September 30, 2003 and 2002                                         4

                              Notes to Condensed Consolidated Financial Statements                               5-14

            Item 2            Management's Discussion and Analysis of Financial Condition and Results of
                              Operations                                                                        15-20

            Item 3            Quantitative and Qualitative Disclosures about Market Risk                           21

            Item 4            Controls and Procedures                                                              21

Part II     Other Information

            Item 1            Legal Proceedings                                                                    22

            Item 6            Exhibits and Reports on Form 8-K                                                     22

            Signatures                                                                                             23

Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

                         Continental Global Group, Inc.

                      Condensed Consolidated Balance Sheets

                                                                       September 30          December 31
                                                                           2003                 2002
                                                                    -------------------- --------------------
                                                                        (Unaudited)           (Audited)
Assets:
Current assets:
   Cash and cash equivalents                                              $  1,354,113         $  5,635,042
   Accounts receivable, net                                                 32,958,343           25,634,100
   Inventories                                                              28,361,209           27,752,503
   Deferred income taxes                                                        32,483               25,893
   Other current assets                                                      1,158,341            1,959,369
                                                                    -------------------- --------------------
Total current assets                                                        63,864,489           61,006,907

Property, plant and equipment                                               30,618,566           28,681,527
Less accumulated depreciation                                               17,868,645           15,800,206
                                                                    -------------------- --------------------
                                                                            12,749,921           12,881,321

Goodwill                                                                    13,587,517           13,155,269
Deferred financing costs                                                     1,819,658            2,209,584
Other assets                                                                   489,136              414,400
                                                                    -------------------- --------------------

                                                                          $ 92,510,721         $ 89,667,481
                                                                    ==================== ====================
Liabilities and Stockholder's Equity (Deficit):
Current liabilities:
   Notes payable                                                          $ 11,031,331         $ 11,285,602
   Trade accounts payable                                                   25,642,119           20,039,041
   Accrued compensation and employee benefits                                5,273,462            4,974,168
   Accrued interest on senior notes                                          6,600,000            3,300,000
   Other accrued liabilities                                                 9,288,328            6,696,110
   Current maturities of long-term obligations                               1,143,903            1,010,032
                                                                    -------------------- --------------------
Total current liabilities                                                   58,979,143           47,304,953

Pension obligations                                                          2,960,636            2,645,640
Deferred income taxes                                                          610,162              561,420
Senior notes                                                               120,000,000          120,000,000
Other long-term obligations, less current maturities                         1,816,403            1,876,928

Stockholder's equity (deficit):
   Common stock, $0.01 par value, authorized 5,000,000 shares,
     issued and outstanding 100 shares                                               1                    1
   Paid-in capital                                                           1,993,687            1,993,687
   Accumulated deficit                                                     (87,218,864)         (77,654,146)
   Accumulated other comprehensive loss                                     (6,630,447)          (7,061,002)
                                                                    -------------------- --------------------
                                                                           (91,855,623)         (82,721,460)
                                                                    -------------------- --------------------
                                                                          $ 92,510,721         $ 89,667,481
                                                                    ==================== ====================

See notes to condensed consolidated financial statements.

                         Continental Global Group, Inc.

                 Condensed Consolidated Statements of Operations

                                                Three months ended                      Nine months ended
                                                   September 30                            September 30
                                              2003             2002                  2003               2002
                                        -----------------------------------   --------------------------------------
                                                   (Unaudited)                             (Unaudited)

Net sales                                  $ 46,728,313     $ 52,582,633         $ 146,311,834      $ 144,228,729
Cost of products sold                        40,755,254       44,671,903           126,199,702        119,950,103
                                        -----------------------------------   --------------------------------------
Gross profit                                  5,973,059        7,910,730            20,112,132         24,278,626

Operating expenses:
   Selling and engineering                    3,289,280        3,313,649             9,837,898         10,107,940
   General and administrative                 2,356,953        2,156,287             7,384,974          6,538,354
   Management fee                                42,893          149,080               223,105            463,502
   Amortization expense                           6,590           30,918                19,771             90,859
   Restructuring charges                          8,872                -                66,796                  -
                                        -----------------------------------   --------------------------------------
Total operating expenses                      5,704,588        5,649,934            17,532,544         17,200,655
                                        -----------------------------------   --------------------------------------
Operating income                                268,471        2,260,796             2,579,588          7,077,971

Other expenses:
   Interest expense                           3,793,795        3,901,983            11,434,344         11,572,873
   Interest income                               (2,487)         (46,941)              (15,279)          (151,169)
   Miscellaneous, net                           202,552           44,327               725,241             85,762
                                        -----------------------------------   --------------------------------------
Total other expenses                          3,993,860        3,899,369            12,144,306         11,507,466
                                        -----------------------------------   --------------------------------------
Loss before income taxes and
   cumulative effect of change in
   accounting principle                      (3,725,389)      (1,638,573)           (9,564,718)        (4,429,495)
Income tax benefit                                    -                -                     -           (340,518)
                                        -----------------------------------   --------------------------------------
Loss before cumulative effect of
   change in accounting principle            (3,725,389)      (1,638,573)           (9,564,718)        (4,088,977)
Cumulative effect of change in
   accounting principle                               -                -                     -         (3,850,000)
                                        -----------------------------------   --------------------------------------
Net loss                                   $ (3,725,389)    $ (1,638,573)        $  (9,564,718)     $  (7,938,977)
                                        ===================================   ======================================


See notes to condensed consolidated financial statements.

                         Continental Global Group, Inc.

                 Condensed Consolidated Statements of Cash Flows

                                                                       Nine months ended September 30
                                                                         2003                   2002
                                                                 ---------------------- ---------------------
                                                                                 (Unaudited)

Operating activities:
   Net loss                                                             $ (9,564,718)          $ (7,938,977)
   Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
     Provision for depreciation and amortization                           1,659,407              1,728,819
     Amortization of deferred financing costs                                389,926                389,927
     Cumulative effect of change in accounting principle                           -              3,850,000
     Deferred income taxes                                                         -               (340,518)
     Loss on disposal of assets                                               49,830                 28,227
     Changes in operating assets and liabilities                           4,906,185              6,485,359
                                                                 ---------------------- ---------------------
Net cash provided by (used in) operating activities                       (2,559,370)             4,202,837
                                                                 ---------------------- ---------------------

Investing activities:
   Purchases of property, plant, and equipment                              (585,236)            (1,002,761)
   Proceeds from sale of property, plant, and equipment                       64,270                 43,938
                                                                 ---------------------- ---------------------
Net cash used in investing activities                                       (520,966)              (958,823)
                                                                 ---------------------- ---------------------

Financing activities:
   Net decrease in borrowings on notes payable                              (792,766)              (569,554)
   Principal payments on long-term obligations                              (442,478)              (768,948)
                                                                 ---------------------- ---------------------
Net cash used in financing activities                                     (1,235,244)            (1,338,502)
Effect of exchange rate changes on cash                                       34,651                  9,361
                                                                 ---------------------- ---------------------
Increase (decrease) in cash and cash equivalents                          (4,280,929)             1,914,873
Cash and cash equivalents at beginning of period                           5,635,042             14,671,806
                                                                 ---------------------- ---------------------
Cash and cash equivalents at end of period                              $  1,354,113           $ 16,586,679
                                                                 ====================== =====================


See notes to condensed consolidated financial statements.

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                               September 30, 2003

A.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes of Continental Global Group, Inc. and subsidiaries for the year ended December 31, 2002, included in the Form 10-K filed by the Company on March 31, 2003.

Certain amounts from the prior year financial statements have been reclassified to conform to current year presentation.

In the fourth quarter of 2002, the Company recorded a non-cash impairment write-down for goodwill of $3,850,000 in accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets". This transition adjustment has been reported as a cumulative effect of a change in accounting principle. The Company has restated the results of operations for the nine months ended September 30, 2002 to reflect this goodwill impairment as of January 1, 2002.

B.   Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

C.   Inventories

Inventories, which consist of raw materials, manufactured and purchased parts, and work in process, are stated at the lower of cost or market. Since inventory records are maintained on a job order basis, it is not practical to segregate inventories into their major classes. The cost for approximately 56% and 63% of inventories at September 30, 2003 and December 31, 2002, respectively, is determined using the last-in, first-out (LIFO) method with the remainder determined using the first-in, first-out (FIFO) method. Had the FIFO method of inventory (which approximates replacement cost) been used to cost all inventories, inventories would have increased by approximately $1,457,000 at September 30, 2003 and December 31, 2002.

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                               September 30, 2003


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

                                                  2003
                                            -----------------
Balance as of January 1                         $ 1,678,002
Warranties issued during the period                 609,159
Settlements made during the period                 (977,616)
Effect of exchange rate changes                      62,250
                                            -----------------
Balance as of September 30                      $ 1,371,795
                                            =================

E.   Financing Arrangements

On August 12, 2003, the Company successfully completed negotiations of an amended $26 million domestic revolving credit facility. The amended revolving credit facility has a maturity date of July 31, 2004. The availability under this revolving credit facility is equal to the sum of (i) 85% of eligible accounts receivable and (ii) 55% of eligible inventory. The amended revolving credit facility continues to be guaranteed by the Company and secured by a lien on substantially all of the assets of Continental Conveyor & Equipment Company
(CCE) and Goodman Conveyor Company (GCC). In addition, the amended revolving credit facility contains requirements for financial covenants regarding debt coverage and tangible net worth that are more favorable to the Company than the financial covenants under its previous agreement.

F.   Restructuring Charges

The Company incurred additional restructuring charges of approximately $67,000 for the nine months ended September 30, 2003 related to changes in staffing and production requirements in its domestic operations. These charges consist primarily of relocation costs associated with the merger of certain domestic facilities. Total restructuring charges incurred to date pertaining to the actions started by the Company in 2002 are approximately $707,000. As part of this restructuring, during 2003, the Company plans to discontinue the manufacturing operations in certain of its domestic facilities and merge these operations with other existing facilities. The Company expects the additional cost of this restructuring to be approximately $430,000. These charges consist primarily of severance and relocation costs and will be expensed as incurred. As of September 30, 2003, the Company has paid approximately $215,000 of the charges incurred to date.

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                               September 30, 2003


G.   Comprehensive Loss

The components of comprehensive loss for the three months and nine months ended September 30, 2003 and 2002 are as follows:

                                           Three months ended September 30      Nine months ended September 30
                                                  2003             2002               2003             2002
                                          ----------------------------------   ---------------------------------
Net loss                                     $ (3,725,389)    $ (1,638,573)      $ (9,564,718)   $ (7,938,977)
Other comprehensive income (loss):
   Foreign currency translation
     adjustment                                    55,788         (164,145)           424,707         601,795
   Change in fair value of cash flow
     hedges (net of tax)                          (71,582)         (20,614)             5,848             154
                                          ----------------------------------   ---------------------------------
Comprehensive loss                           $ (3,741,183)    $ (1,823,332)      $ (9,134,163)   $ (7,337,028)
                                          ==================================   =================================

H.   Income Taxes

Income taxes are provided using the liability method in accordance with FASB Statement No. 109, "Accounting for Income Taxes". For tax reporting purposes, the Company is included in the consolidated federal tax return of N.E.S. Investment Co. (the parent company of Continental Global Group, Inc.). However, for financial reporting purposes, the Company's tax provision has been calculated on a stand-alone basis. The Company has subsidiaries located in Australia, the United Kingdom, and South Africa, which are subject to income taxes in their respective countries.

The Company's effective tax rate differs from the statutory rate in the United States due to losses incurred without a corresponding tax benefit.

I.   Segment Information

While the Company manages its operations on a geographical basis, the Company operates in two principal business segments: conveyor equipment and manufactured housing products. The conveyor equipment business markets its products in four main business areas. The mining equipment business area includes the design, manufacture and testing (and, outside the United States, installation and maintenance) of complete belt conveyor systems and components for mining application primarily in the coal industry. The conveyor components business area manufactures and sells components for conveyor systems primarily for resale through distributor networks. The engineered systems business area uses specialized project management and engineering skills to combine mining equipment products, purchased equipment, steel fabrication and other outside services for sale as complete conveyor equipment systems that meet specific customer requirements. The bulk conveyor equipment business area designs and manufactures a complete range of conveyor equipment sold to transport bulk materials, such as cement, lime, food products and industrial waste.

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                               September 30, 2003


I.   Segment Information (Continued)

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

                                                Three months ended September 30   Nine months ended September 30
                                                         2003            2002            2003             2002
                                                --------------------------------  ---------------------------------
                                                         (in thousands)                   (in thousands)
Net sales:
   Conveyor equipment                                 $ 40,187         $ 44,522       $ 126,953        $ 119,955
   Manufactured housing products                         6,394            7,886          18,700           23,543
   Other                                                   147              175             659              731
                                                --------------------------------  ---------------------------------
Total net sales                                       $ 46,728         $ 52,583       $ 146,312        $ 144,229
                                                ================================  =================================

Segment operating income:
   Conveyor equipment                                 $    209         $  2,121       $   2,741        $   6,765
   Manufactured housing products                           386              529           1,036            1,451
   Other                                                    50               21             214               77
                                                --------------------------------  ---------------------------------
Total segment operating income                             645            2,671           3,991            8,293
   Management fee                                           43              149             223              464
   Amortization expense                                      7               31              20               91
   Restructuring charges                                     9                -              67                -
   Corporate expense                                       318              230           1,102              660
                                                --------------------------------  ---------------------------------
Total operating income                                     268            2,261           2,579            7,078
   Interest expense                                      3,793            3,902          11,434           11,573
   Interest income                                          (2)             (47)            (15)            (151)
   Miscellaneous, net                                      202               44             725               85
                                                --------------------------------  ---------------------------------
Loss before income taxes                              $ (3,725)        $ (1,638)      $  (9,565)       $  (4,429)
                                                ================================  =================================

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                               September 30, 2003


J.   Guarantor and Non-Guarantor Subsidiaries

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

Summarized consolidating balance sheets as of September 30, 2003 and December 31, 2002 for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries are as follows (in thousands):

                                                 Combined        Combined
                                                 Guarantor     Non-Guarantor
September 30, 2003:             The Company    Subsidiaries    Subsidiaries     Eliminations         Total
                              -------------------------------------------------------------------------------
Current assets:
   Cash and cash equivalents       $    337        $    841        $    176       $       -         $  1,354
   Accounts receivable, net               -          18,634          14,359             (35)          32,958
   Inventories                            -          21,344           7,017               -           28,361
   Deferred income taxes                 81               -             336            (385)              32
   Other current assets                  28             392             748              (9)           1,159
                              -------------------------------------------------------------------------------
Total current assets                    446          41,211          22,636            (429)          63,864
Property, plant, and
   equipment, net                         -           8,291           4,459               -           12,750
Goodwill                                  -          12,835             753               -           13,588
Investment in subsidiaries           60,009          20,194               -         (80,203)               -
Deferred financing costs              1,820               -               -               -            1,820
Other assets                         11,715           1,856               -         (13,082)             489
                              -------------------------------------------------------------------------------
Total assets                       $ 73,990        $ 84,387        $ 27,848       $ (93,714)        $ 92,511
                              ===============================================================================
Current liabilities:
   Notes payable                   $      -        $  6,332        $  5,380       $    (681)        $ 11,031
   Trade accounts payable                 -          15,219          10,468             (45)          25,642
   Accrued compensation and
     employee benefits                    -           3,873           1,401               -            5,274
   Accrued interest                   6,600               -               -               -            6,600
   Other accrued liabilities            623           4,002           5,400            (737)           9,288
   Current maturities of
     long-term obligations                -           1,061              83               -            1,144
                              -------------------------------------------------------------------------------
Total current liabilities             7,223          30,487          22,732          (1,463)          58,979
Pension obligation                        -           2,961               -               -            2,961
Deferred income taxes                     -          12,025               -         (11,415)             610
Senior Notes                        120,000               -               -               -          120,000
Other long-term obligations               -           1,632           1,082            (898)           1,816
Stockholder's equity
(deficit)                           (53,233)         37,282           4,034         (79,938)         (91,855)
                              -------------------------------------------------------------------------------
Total liabilities and
   stockholder's equity
   (deficit)                       $ 73,990        $ 84,387        $ 27,848       $ (93,714)        $ 92,511
                              ===============================================================================

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                               September 30, 2003


J.   Guarantor and Non-Guarantor Subsidiaries (Continued)

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
                              ===============================================================================

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                               September 30, 2003


J.   Guarantor and Non-Guarantor Subsidiaries (Continued)

Summarized consolidating statements of operations for the three months and nine months ended September 30, 2003 and 2002, respectively, for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries are as follows (in thousands):

                                                         Combined        Combined
                                                         Guarantor     Non-Guarantor
                                           The Company  Subsidiaries   Subsidiaries   Eliminations     Total
                                          ------------- ------------- --------------- ------------- -------------
Three months ended September 30, 2003:
Net sales                                    $      -     $ 34,993         $ 11,765         $ (30)     $ 46,728
Cost of products sold                               -       29,325           11,460           (30)       40,755
                                          ------------- ------------- --------------- ------------- -------------
Gross profit                                        -        5,668              305             -         5,973
Total operating expenses                          158        4,301            1,246             -         5,705
                                          ------------- ------------- --------------- ------------- -------------
Operating income (loss)                          (158)       1,367             (941)            -           268
Interest expense                                3,433          267               93             -         3,793
Interest income                                    (2)           -                -             -            (2)
Miscellaneous, net                                  -          207               (5)            -           202
                                          ------------- ------------- --------------- ------------- -------------
Income (loss) before income taxes              (3,589)         893           (1,029)            -        (3,725)
Income tax expense (benefit)                     (484)         484                -             -             -
                                          ------------- ------------- --------------- ------------- -------------
Net income (loss)                            $ (3,105)    $    409         $ (1,029)        $   -      $ (3,725)
                                          ============= ============= =============== ============= =============



                                                         Combined        Combined
                                                         Guarantor     Non-Guarantor
                                           The Company  Subsidiaries   Subsidiaries   Eliminations     Total
                                          ------------- ------------- --------------- ------------- -------------
Three months ended September 30, 2002:
Net sales                                     $     -     $ 42,445         $ 10,138          $  -      $ 52,583
Cost of products sold                               -       35,688            8,984             -        44,672
                                          ------------- ------------- --------------- ------------- -------------
Gross profit                                        -        6,757            1,154             -         7,911
Total operating expenses                          241        4,346            1,063             -         5,650
                                          ------------- ------------- --------------- ------------- -------------
Operating income (loss)                          (241)       2,411               91             -         2,261
Interest expense                                3,440          437               25             -         3,902
Interest income                                   (47)           -                -             -           (47)
Miscellaneous, net                                  3           44               (3)            -            44
                                          ------------- ------------- --------------- ------------- -------------
Income (loss) before income taxes              (3,637)       1,930               69             -        (1,638)
Income tax expense (benefit)                     (879)         879                -             -             -
                                          ------------- ------------- --------------- ------------- -------------
Net income (loss)                            $ (2,758)    $  1,051         $     69          $  -      $ (1,638)
                                          ============= ============= =============== ============= =============

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                               September 30, 2003


J.   Guarantor and Non-Guarantor Subsidiaries (Continued)


                                                         Combined        Combined
                                                         Guarantor     Non-Guarantor
                                           The Company  Subsidiaries   Subsidiaries   Eliminations     Total
                                          ------------- ------------- --------------- ------------- -------------
Nine months ended September 30, 2003:
Net sales                                    $      -    $ 115,895         $ 30,658        $ (241)    $ 146,312
Cost of products sold                               -       97,473           28,968          (241)      126,200
                                          ------------- ------------- --------------- ------------- -------------
Gross profit                                        -       18,422            1,690             -        20,112
Total operating expenses                        1,055       12,852            3,626             -        17,533
                                          ------------- ------------- --------------- ------------- -------------
Operating income (loss)                        (1,055)       5,570           (1,936)            -         2,579
Interest expense                               10,301          900              233             -        11,434
Interest income                                   (15)           -                -             -           (15)
Miscellaneous, net                                323          426              (24)            -           725
                                          ------------- ------------- --------------- ------------- -------------
Income (loss) before income taxes             (11,664)       4,244           (2,145)            -        (9,565)
Income tax expense (benefit)                   (1,724)       1,724                -             -             -
                                          ------------- ------------- --------------- ------------- -------------
Net income (loss)                            $ (9,940)   $   2,520         $ (2,145)       $    -     $  (9,565)
                                          ============= ============= =============== ============= =============


                                                         Combined        Combined
                                                         Guarantor     Non-Guarantor
                                           The Company  Subsidiaries   Subsidiaries   Eliminations     Total
                                          ------------- ------------- --------------- ------------- -------------
Nine months ended September 30, 2002:
Net sales                                    $      -    $ 116,402         $ 27,827          $  -     $ 144,229
Cost of products sold                               -       95,794           24,156             -       119,950
                                          ------------- ------------- --------------- ------------- -------------
Gross profit                                        -       20,608            3,671             -        24,279
Total operating expenses                          692       13,401            3,108             -        17,201
                                          ------------- ------------- --------------- ------------- -------------
Operating income (loss)                          (692)       7,207              563             -         7,078
Interest expense                               10,320        1,199               54             -        11,573
Interest income                                  (151)           -                -             -          (151)
Miscellaneous, net                                  3           73                9             -            85
                                          ------------- ------------- --------------- ------------- -------------
Income (loss) before income taxes and         (10,864)       5,935              500             -        (4,429)
   cumulative effect of change in
   accounting principle
Income tax expense (benefit)                   (2,715)       2,375                -             -          (340)
                                          ------------- ------------- --------------- ------------- -------------
Income (loss) before cumulative effect
   of change in accounting principle           (8,149)       3,560              500             -        (4,089)
Cumulative effect of change in
   accounting principle                             -       (3,850)               -             -        (3,850)
                                          ------------- ------------- --------------- ------------- -------------
Net income (loss)                            $ (8,149)   $    (290)        $    500          $  -     $  (7,939)
                                          ============= ============= =============== ============= =============

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                               September 30, 2003


J.   Guarantor and Non-Guarantor Subsidiaries (Continued)

Summarized consolidating cash flow statements for the nine months ended September 30, 2003 and 2002, respectively, for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries are as follows (in thousands):

                                                        Combined        Combined
                                                        Guarantor     Non-Guarantor
                                          The Company  Subsidiaries   Subsidiaries   Eliminations     Total
                                         ------------- ------------- --------------- ------------- -------------

Nine months ended September 30, 2003:
Net cash provided by (used in)
   operating activities                     $ (7,962)      $ 7,590        $ (2,185)         $ (2)     $ (2,559)

Investing activities:
   Purchases of property, plant, and
    equipment                                      -          (343)           (242)            -          (585)
   Proceeds from sale of property,
     plant, and equipment                          -            61               3             -            64
                                         ------------- ------------- --------------- ------------- -------------
Net cash used in investing activities              -          (282)           (239)            -          (521)
                                         ------------- ------------- --------------- ------------- -------------

Financing activities:
   Net increase (decrease) in
     borrowings on notes payable                   -        (3,503)          2,710             -          (793)
   Principal payments on long-term
     obligations                                   -          (386)            (56)            -          (442)
   Distributions for interest on
     senior notes                              3,950        (3,950)              -             -             -
   Intercompany loan activity                   (175)          262             (87)            -             -
                                         ------------- ------------- --------------- ------------- -------------
Net cash provided by (used in)
   financing activities                        3,775        (7,577)          2,567             -        (1,235)
Exchange rate changes on cash                      -             1              31             2            34
                                         ------------- ------------- --------------- ------------- -------------
Increase (decrease) in cash and cash
   equivalents                                (4,187)         (268)            174             -        (4,281)
Cash and cash equivalents at beginning
   of period                                   4,524         1,109               2             -         5,635
                                         ------------- ------------- --------------- ------------- -------------
Cash and cash equivalents at end of
   period                                   $    337       $   841        $    176          $  -      $  1,354
                                         ============= ============= =============== ============= =============

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                               September 30, 2003


J.   Guarantor and Non-Guarantor Subsidiaries (Continued)

                                                         Combined        Combined
                                                         Guarantor     Non-Guarantor
                                          The Company   Subsidiaries   Subsidiaries   Eliminations     Total
                                         ------------- ------------- --------------- ------------- -------------

Nine months ended September 30, 2002:
Net cash provided by (used in)
   operating activities                     $ (7,574)     $ 12,062         $  (301)        $  16      $  4,203

Investing activities:
   Purchases of property, plant, and
    equipment                                      -          (637)           (366)            -        (1,003)
   Proceeds from sale of property,
     plant, and equipment                          -            29              15             -            44
                                         ------------- ------------- --------------- ------------- -------------
Net cash used in investing activities              -          (608)           (351)            -          (959)
                                         ------------- ------------- --------------- ------------- -------------

Financing activities:
   Net increase (decrease) in
     borrowings on notes payable                   -        (2,018)          1,449             -          (569)
   Principal payments on long-term
     obligations                                   -          (748)            (21)            -          (769)
   Distributions for interest on
     senior notes                              5,450        (5,450)              -             -             -
   Intercompany loan activity                      -         1,462          (1,462)            -             -
                                         ------------- ------------- --------------- ------------- -------------
Net cash provided by (used in)
   financing activities                        5,450        (6,754)            (34)            -        (1,338)
Exchange rate changes on cash                      -           (57)             82           (16)            9
                                         ------------- ------------- --------------- ------------- -------------
Increase (decrease) in cash and cash
   equivalents                                (2,124)        4,643            (604)            -         1,915
Cash and cash equivalents at beginning
   of period                                  12,548         1,518             606             -        14,672
                                         ------------- ------------- --------------- ------------- -------------
Cash and cash equivalents at end of
   period                                   $ 10,424      $  6,161         $     2         $   -      $ 16,587
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

Results of Operations

The following table sets forth, on a comparative basis, selected income statement data as a percentage of net sales for the three months and nine months ended September 30, 2003 and 2002.

                               Three months ended         Nine months ended
                                  September 30               September 30
                            -------------------------- ------------------------
                                2003        2002            2003         2002

Net sales                      100.0%      100.0%          100.0%       100.0%
Cost of products sold           87.2        85.0            86.3         83.2
Gross profit                    12.8        15.0            13.7         16.8
SG&A expenses                   12.1        10.4            11.8         11.5
Management fee                   0.1         0.2             0.1          0.3
Amortization expense             -           0.1             -            0.1
Restructuring charges            -           -               -            -
Operating income                 0.6         4.3             1.8          4.9


Three months ended September 30, 2003, compared to three months ended September 30, 2002:

Net Sales
---------
Net sales for the quarter decreased $5.9 million, or 11%, from $52.6 million in 2002 to $46.7 in 2003. Net sales in the domestic operations of the Company's conveyor equipment segment decreased $7.6 million. Of this decrease, $7.5 million was the result of a decrease in the domestic engineered systems business due to the shipment of a significant project in the third quarter of 2002 which did not recur in 2003. The domestic engineered systems business is project-oriented and is subject to significant fluctuations when comparing period to period due to the timing of shipment of these projects. After a period of lower capital spending by the Company's major customers in the coal industry, net sales in the mining equipment business area were flat for the three months ended September 30, 2003 compared to the same period in 2002. Net sales in the foreign operations of the Company's conveyor equipment segment increased $3.2 million. Changes in foreign currency translation rates resulted in $2.0 million of this increase. Adjusted for foreign currency fluctuations, net sales in the Company's Australian and United Kingdom subsidiaries increased $0.5 million and $0.7 million, respectively. The increase in Australia resulted from increased sales of new mining projects. The increase in the United Kingdom was due to increased sales of engineered system contracts, primarily to the tunneling industry, offset by reduced sales of standard manufactured products. Net sales in the Company's manufactured housing segment decreased $1.5 million, or 19%, due to the decrease by the Company's customers in the production and shipment of manufactured homes. Based upon the Manufactured Housing Institute's economic report for August 2003, shipments of manufactured homes decreased 25% for the three months ending August 2003 compared to the same period in 2002.

Gross Profit
------------
Gross profit for the quarter decreased $1.9 million, or 24%, from $7.9 million in 2002 to $6.0 million in 2003. Gross profit in the domestic operations of the Company's conveyor equipment segment decreased $1.1 million due to lower sales volume in the engineered systems business area. Before adjusting for the effects of foreign currency fluctuations, gross profit in the foreign operations of the Company's conveyor equipment segment decreased $0.6 million. Adjusted for the effects of changes in foreign currency translation rates, gross profit in the Company's Australian and South African subsidiaries were flat while gross profit in the Company's United Kingdom subsidiary decreased $0.8 million. During the third quarter, the estimated cost to complete two large conveyor systems contracts in the United Kingdom was increased. The value of these two contracts totaled approximately $25 million, of which $7.7 million was billed year-to-date in 2003 with a balance left to bill of approximately $1.9 million. As a result of the increase in the estimated costs to complete, gross profit for the quarter was decreased $0.6 million. The remaining $0.2 million decrease in gross profit in the United Kingdom was due to a higher mixture of sales of engineered system contracts which had lower profit margins than the standard manufactured product sales. Gross profit in the Company's manufactured housing segment decreased $0.2 million due to the decrease in sales volume.

Gross profit as a percentage of net sales decreased from 15.0% in 2002 to 12.8% in 2003. This decline resulted from the decreased profit margins in the United Kingdom.

SG&A Expenses
-------------
SG&A expenses for the quarter increased $0.2 million, or 4%, from $5.4 million in 2002 to $5.6 million in 2003. SG&A expenses in the domestic operations of the Company's conveyor equipment segment decreased $0.1 million primarily due to decreased administrative expenses. SG&A expenses in the foreign operations of the Company's conveyor equipment segment increased $0.2 million as a result of changes in foreign currency translation rates. Corporate SG&A expenses increased $0.1 million due to higher insurance and personnel expenses.

Operating Income
----------------
Operating income for the quarter decreased $2.0 million, or 87%, from $2.3 million in 2002 to $0.3 million in 2003. The decrease in operating income resulted from the $1.9 million decrease in gross profit combined with the $0.2 million increase in SG&A expenses, partially offset by a $0.1 million decrease in management fees.

Nine months ended September 30, 2003, compared to nine months ended September 30, 2002:

Net Sales
---------
Net sales for the nine-month period increased $2.1 million, or 1%, from $144.2 million in 2002 to $146.3 million in 2003. Net sales in the domestic operations of the Company's conveyor equipment segment decreased $6.3 million. This decrease resulted from a $5.5 million decrease in the domestic engineered systems business primarily due to the shipment of a significant project in the third quarter of 2002. The domestic engineered systems business is project-oriented and is subject to significant fluctuations when comparing period to period. Net sales in the domestic conveyor components business decreased $2.3 million while net sales in the domestic mining equipment business increased $1.5 million. Net sales in the foreign operations of the Company's conveyor equipment segment increased $13.3 million, of which $7.6 million was attributable to changes in foreign currency translation rates. Adjusted for the effects of foreign currency fluctuations, net sales in the Company's Australian and South African subsidiaries increased $6.5 million and $0.2 million, respectively, while net sales in the United Kingdom subsidiary decreased $1.0 million. The sales increase in Australia resulted from sales of conveyor equipment for new mining projects. The sales increase in South Africa was due to increased sales of conveyor components in the coal industry. The decreased sales in the United Kingdom resulted from decreases in the standard manufactured products business and sales to the tunneling industry. Net sales in the Company's manufactured housing segment decreased $4.8 million, or 21%, due to the decrease by the Company's customers in the production and shipment of manufactured homes. Based upon the Manufactured Housing Institute's economic report for August 2003, year over year production and shipment of manufactured homes decreased 25%. Net sales in the Company's other segment decreased $0.1 million.

Gross Profit
------------
Gross profit for the nine-month period decreased $4.2 million, or 17%, from $24.3 million in 2002 to $20.1 million in 2003. Gross profit in the domestic operations of the Company's conveyor equipment segment decreased $2.6 million. Approximately $1.5 million of this decrease was due to a decline in profit margins in the mining equipment business which primarily resulted from the Company's inability to pass through raw material price increases, predominantly in steel and steel-related products, occurring in the second half of 2002. The balance of the gross profit decrease in the domestic conveyor equipment operations was largely due to lower sales volume in the engineered systems business area. Gross profit in the foreign operations of the Company's conveyor equipment segment decreased $1.2 million. Changes in foreign currency translation rates resulted in a $0.8 million increase in gross profit at the foreign subsidiaries. Adjusted for the effects of foreign currency fluctuations, gross profit in the Company's Australian subsidiary increased $0.3 million as a result of increased sales volume while gross profit in the United Kingdom subsidiary decreased $2.3 million. The decrease in the United Kingdom primarily resulted from lower profit margins in complete conveyor systems and reduced sales volume of the higher margin standard manufactured products business. During the third quarter, the estimated cost to complete two large conveyor systems contracts in the United Kingdom was increased, which decreased gross profit approximately $0.6 million. The value of these two contracts totaled approximately $25 million, of which $7.7 million was billed in 2003 with a balance left to bill of approximately $1.9 million. Gross profit in the Company's manufactured housing segment decreased $0.4 million due to the decrease in net sales.

Gross profit as a percentage of net sales decreased from 16.8% in 2002 to 13.7% in 2003. This decline primarily resulted from the lower margins on mining equipment business in the Company's domestic operations of the conveyor equipment segment and the decreased profit margins in the United Kingdom.

SG&A Expenses
-------------
SG&A expenses for the nine-month period increased $0.6 million, or 4%, from $16.6 million in 2002 to $17.2 million in 2003. SG&A expenses in the domestic operations of the Company's conveyor equipment segment decreased $0.8 million, primarily due to a $0.5 million decease in selling expenses which resulted from reduced sales personnel and related expenses and a $0.3 million decline in administrative expenses. SG&A expenses in the foreign operations of the Company's conveyor equipment segment increased $1.1 million. Of this increase in the foreign operations, $0.8 million resulted from changes in the foreign currency translation rates and the remaining $0.3 million increase primarily resulted from increased administrative expenses. Corporate SG&A expenses increased $0.4 million due to higher insurance and personnel expenses. SG&A expenses in the Company's other segment decreased $0.1 million.

Operating Income
----------------
Operating income for the nine-month period decreased $4.5 million, or 63%, from $7.1 million in 2002 to $2.6 million in 2003. The decrease in operating income resulted from the $4.2 million decrease in gross profit combined with the $0.6 million increase in SG&A expenses, partially offset by a $0.3 million decrease in management fees.

Restructuring Charges
---------------------
The Company incurred additional restructuring charges of approximately $0.1 million for the nine months ended September 30, 2003 related to changes in staffing and production requirements in its domestic operations. These charges consist primarily of relocation costs associated with the merger of certain domestic facilities. Total restructuring charges incurred to date pertaining to the actions started by the Company in 2002 are approximately $0.7 million. As part of this restructuring, during 2003, the Company plans to discontinue the manufacturing operations in certain of its domestic facilities and merge these operations with other existing facilities. The Company expects the additional cost of this restructuring to be approximately $0.4 million. These charges consist primarily of severance and relocation costs and will be expensed as incurred. As of September 30, 2003, the Company has paid approximately $0.2 million of the charges incurred to date.

Cumulative Effect of Change in Accounting Principle
---------------------------------------------------
In the fourth quarter of 2002, the Company recorded a non-cash impairment write-down for goodwill of approximately $3.9 million in accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets". This transition adjustment has been reported as a cumulative effect of a change in accounting principle. The Company has restated the results of operations for the nine months ended September 30, 2002 to reflect this goodwill impairment as of January 1, 2002.

Backlog
-------
Backlog at September 30, 2003 was $37.5 million, a decrease of $4.6 million, or 11%, from $42.1 million at December 31, 2002 and a decrease of $10.0 million, or 21%, from $47.5 million at June 30, 2003. At September 30, 2003, backlog in the domestic operations of the Company's conveyor equipment segment was $12.9 million, a decrease of $2.3 million from June 30, 2003, and backlog in the foreign operations of the Company's conveyor equipment segment was $24.6 million, a decrease of $7.7 million from June 30, 2003. Management believes that approximately 70% of the backlog will be shipped in 2003.

Liquidity and Capital Resources

Net cash provided by (used in) operating activities was $(2.6) million and $4.2 million for the nine months ending September 30, 2003 and 2002, respectively. Net cash used in operating activities in 2003 resulted primarily from a net loss of $9.6 million, partially offset by non-cash expenses of $2.1 million and a net decrease in operating assets and liabilities of $4.9 million. The net decrease in operating assets and liabilities from December 31, 2002 to September 30, 2003, is primarily due to the increase in trade accounts payable, accrued interest on senior notes, and other accrued liabilities, partially offset by the significant increase in trade accounts receivable which resulted from higher sales in the third quarter of 2003 compared to the fourth quarter of 2002. The increase in trade accounts payable and other accrued liabilities resulted from higher purchases necessary to support the increased sales. The increase in accrued interest on senior notes occurred due to the scheduled semi-annual interest payment due on October 1, 2003. Net cash provided by operating activities in 2002 resulted from a net loss of $7.9 million offset by a net decrease in operating assets and liabilities of $6.5 million and non-cash expenses of $5.6 million.

Net cash used in investing activities was $0.5 million and $1.0 million for the nine months ending September 30, 2003 and 2002, respectively, and represents net purchases of property, plant, and equipment for both years.

Net cash used in financing activities was $1.2 million and $1.3 million for the nine months ending September 30, 2003 and 2002, respectively. Net cash used by financing activities in 2003 resulted from a net decrease in borrowings on notes payable of $0.8 million and principal payments on long-term obligations of $0.4 million. Net borrowings on notes payable under the Company's domestic credit facility decreased $3.6 million while net borrowings on notes payable under the Company's various credit facilities at the foreign subsidiaries increased $2.8 million. Net cash used in financing activities in 2002 represented a net decrease in borrowings on notes payable of $0.6 million and principal payments on long-term obligations of $0.7 million.

The Company's primary capital requirements consist of capital expenditures and debt service. The Company utilizes cash on hand and its available credit facilities to satisfy these requirements. The Company anticipates that capital expenditures in 2003, which are primarily for maintenance capital, will be less than those made in 2002. The Company anticipates that its debt service requirements in 2003 (not including principal obligations under the Company's credit facilities) will be approximately $16.0 million. In addition, as of September 30, 2003, the Company's domestic and foreign credit facilities had outstanding principal balances of approximately $4.4 million and $6.6 million, respectively.

The Company's United Kingdom subsidiary completed negotiations during the second quarter of 2003 on an amended credit facility. The amended facility increases the credit limit to (pound)3.3 million and has a maturity date of April 30, 2004. The United Kingdom subsidiary was not in compliance with its debt covenants at September 30, 2003. However, the subsidiary's principle lender has continued to allow the subsidiary to borrow under the facility to date. The credit facility of the Company's Australian facility matured on August 31, 2003 but has been extended until March 31, 2004.

On August 12, 2003, the Company successfully completed negotiations of an amended $26 million revolving credit facility. The amended revolving credit facility has a maturity date of July 31, 2004. The availability under this revolving credit facility is equal to the sum of (i) 85% of eligible accounts receivable and (ii) 55% of eligible inventory. The amended revolving credit facility continues to be guaranteed by the Company and secured by a lien on substantially all of the assets of CCE and GCC. The amended revolving credit facility contains fewer financial covenants than the previous agreement. The financial covenants included in the amended facility relate to debt coverage and tangible net worth and are less restrictive to the Company than the previous agreement. Notwithstanding the less restrictive covenants, considering operating performance to date, the Company does not expect to be in compliance with the required debt coverage ratio at December 31, 2003. The Company will need to materially improve its results of operations in order to both meet its future debt service requirements and remain in compliance with its financial covenants under the amended credit facility. Failure to materially improve operations could impact the Company's ability to borrow under the amended credit facility and to meet its future working capital and debt service requirements.

At September 30, 2003, the Company had cash and cash equivalents of approximately $1.4 million and approximately $12.6 million available for use under its domestic credit facility, representing approximately $14.0 million of liquidity. On October 1, 2003, the Company made a semi-annual interest payment of $6.6 million on its $120 million of outstanding Senior Notes due 2007. The Company utilized its cash and cash equivalents and available bank borrowings to fund the October 2003 interest payment. The Company's Board of Directors is presently exploring alternative methods of enhancing the Company's short and long-term liquidity position, including refinancing its outstanding Senior

Notes, in order to meet its working capital and debt service obligations in the future. Failure to refinance the Senior Notes or to otherwise take steps to improve the Company's liquidity position could materially impact the Company's ability to meet its short and long-term working capital and debt service requirements.

International Operations

The Company transacts business in a number of countries throughout the world and has facilities in the United States, Australia, the United Kingdom, and South Africa. As a result, the Company is subject to business risks inherent in non-U.S. operations, including political and economic uncertainty, import and export limitations, exchange controls and currency fluctuations. The Company believes that the risks related to its foreign operations are mitigated by the relative political and economic stability of the countries in which its largest foreign operations are located. As the U.S. dollar strengthens and weakens against foreign currencies in which the Company transacts business, its financial results will be affected. The principal foreign currencies in which the Company transacts business are the Australian dollar, the British pound sterling, and the South African rand. The fluctuation of the U.S. dollar versus other currencies resulted in increases to stockholder's equity (deficit) of approximately $0.4 million and $0.6 million for the nine months ended September 30, 2003 and 2002, respectively.

Cautionary Statement for Safe Harbor Purposes

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements within the meaning of the federal securities laws. As a general matter, forward-looking statements are those focused upon future plans, objectives or performance as opposed to historical items and include statements of anticipated events or trends and expectations and beliefs relating to matters that are not historical in nature. Such forward looking statements are subject to uncertainties and factors relating to the Company's operations and business environment which are outside the Company's control, such as the continued availability of funds under the Company's credit facilities. All such uncertainties and factors are difficult to predict and could cause actual results to differ materially from those matters expressed in or implied by such forward-looking statements.

In addition, the Company's future results of operations, financial condition, liquidity and capital resources could be materially adversely affected by, among other things, the economic and political uncertainties or prolonged economic recession.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

The following table provides information about the Company's Senior Notes. The table presents principal cash flows and interest rate by expected maturity date.

                                   Interest Rate Sensitivity
                             Principal Amount by Expected Maturity
                                     Average Interest Rate
                                                                                       Fair
                                                                                       Value,
(dollars in thousands)          2003    2004     2005     2006      2007     Total     9/30/03
------------------------------------------------------------------------------------------------

Long-Term Obligations,
  including current
  portion
     Fixed Rate                  $ -     $ -      $ -      $ -   $ 120,000 $ 120,000    $36,000
     Average interest rate       11%     11%      11%      11%         11%


The Company's interest income and expense are most sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Company's cash equivalents as well as interest paid on its revolving credit facilities. To mitigate the impact of fluctuations in U.S. interest rates, the Company generally borrows on a long-term basis to maintain a debt structure that is fixed rate in nature.

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

Item 4.   Controls and Procedures

As of September 30, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the Securities and Exchange Commission. There were no significant changes in the Company's internal controls over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II.   Other Information

Item 1.    Legal Proceedings

In August and September 2003, Continental Conveyor & Equipment Company was served as one of fifty-eight known and unknown defendants in nineteen separate actions pending in various state courts in the State of Alabama alleging various contract, tort and warranty claims. All claims in such actions arose out of alleged injuries and deaths occurring at the Jim Walters Resources No. 5 Mine which occurred on September 23, 2001. The plaintiffs in such actions do not allege a particular set of actions or omissions by Continental Conveyor & Equipment Company that give rise to the claims, nor is there a specific amount of damages sought. The Company believes that these claims are without merit and intends to vigorously defend all claims. The Company considers such claims to be the type of claims that arise in the normal course of its business. While it is not feasible to predict the outcome of these matters with certainty, management is of the opinion that their ultimate disposition should not have a material adverse effect on the Company's financial condition.

Item 6.    Exhibits and Reports on Form 8-K

           (a) Exhibits: Refer to the index of exhibits.

           (b) No reports on Form 8-K were filed during the quarter ended September 30, 2003.

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

                                  Vice President - Finance (As duly authorized representative and as Principal Financial and Accounting Officer)

                                  GOODMAN CONVEYOR COMPANY

                                  By:  /s/ J. Mark Etchberger
                                       ----------------------
                                       J. Mark Etchberger

                                  Controller (As duly authorized representative and as Principal Financial and Accounting Officer)


Date:  November 19, 2003

                         Continental Global Group, Inc.

                                    Form 10-Q

                                Index of Exhibits

Exhibit
Number        Description of Exhibit

    3.1
    (a)       Certificate of Incorporation of Continental Global Group, Inc., as currently in effect.     *

    (b)       Certificate of Amendment of Certificate of Incorporation of Continental Global Group, Inc.
              (Filed as Exhibit 3.1(b) to the Company's Form 10-Q for the quarter ended September 30,
              2000, and is incorporated herein by reference.)

    3.2       By-Laws of Continental Global Group, Inc., as currently in effect.                          *

    3.3       Certificate of Incorporation of Continental Conveyor & Equipment Company, as currently      *
              in effect.

    3.4       By-Laws of Continental Conveyor & Equipment Company, as currently in effect.                *

    3.5       Certificate of Incorporation of Goodman Conveyor Company, as currently in effect.           *

    3.6       By-Laws of Goodman Conveyor Company, as currently in effect.                                *

    4.1       Indenture, dated as of April 1, 1997, among Continental Global Group, Inc., Continental     *
              Conveyor & Equipment Company, Goodman Conveyor Company, and the Trustee
              (containing, as exhibits, specimens of the Series A Notes and the Series B Notes).

    10.1      Amended and Restated Credit Facility and Security Agreement, dated as of July 25, 2002, among Bank One, NA, Continental Conveyor & Equipment Company, and Goodman
              Conveyor Company. (Filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 2002, and is incorporated herein by reference.)

    10.2      Management Agreement, dated as of April 1, 1997, between Continental Global Group, Inc.     *
              and Nesco, Inc.

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

    10.5      Second Amendment to Amended and Restated Credit Facility and Security Agreement,
              effective as of August 12, 2003, by and among Bank One, NA, Continental Conveyor &
              Equipment Company, and Goodman Conveyor Company. (Filed as Exhibit 10.5 to the
              Company's Form 10-Q for the quarter ended June 30, 2003, and is incorporated herein by reference.)

    31.1      Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley
              Act of 2002.

    31.2      Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley
              Act of 2002.

     32       Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to
              18, U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


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