Form 10-K
period 2003-12-31
CONTINENTAL CONVEYOR & EQUIPMENT CO; CONTINENTAL GLOBAL GROUP INC; GOODMAN CONVEYOR CO
filed 2004-07-23
CIK 24008, 1039785, 1039786

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ______________ to _________________

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

                                            Continental Conveyor &
   Continental Global Group, Inc.              Equipment Company               Goodman Conveyor Company
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


Securities registered pursuant to Section 12(b) of the Act:   None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [x]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Indicate by check mark if the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes [ ]  No [x]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2004 was $-0-.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
As of June 30, 2004, there were 100 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None

                         CONTINENTAL GLOBAL GROUP, INC.

                          2003 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

 Item                                                                                                        Page
 Number                                                                                                    Number

                                     PART I
      1        Business                                                                                         1
      2        Properties                                                                                       4
      3        Legal Proceedings                                                                                5
      4        Submission of Matters to a Vote of Security Holders                                              5
                                     PART II
      5        Market for Registrant's Common Stock and Related Stockholder Matters                             5
      6        Selected Financial Data                                                                          6
      7        Management's Discussion and Analysis of Financial Condition and Results of Operations
                                                                                                                7
     7A        Quantitative and Qualitative Disclosures about Market Risk                                      14
      8        Financial Statements and Supplementary Data                                                     15
      9        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure            46
     9A        Controls and Procedures                                                                         46
                                    PART III
     10        Directors and Executive Officers of the Registrant                                              46
     11        Executive Compensation                                                                          48
     12        Security Ownership of Certain Beneficial Owners and Management                                  49
     13        Certain Relationships and Related Transactions                                                  49
     14        Principal Accountant Fees and Services                                                          50
                                     PART IV
     15        Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                51
               Signatures                                                                                      52
               Index of Exhibits

                                     PART I

Item 1.  Business

General

Continental Global Group, Inc. (hereinafter referred to as the "Company"), through its subsidiaries, is primarily engaged in the manufacture and distribution of bulk material handling and replacement equipment, primarily for use in the mining industry. The Company is a holding company organized under the Delaware General Corporation law and conducts all of its business through its direct and indirect operating subsidiaries. The Company's direct operating subsidiaries are Continental Conveyor and Equipment Company ("Continental") and Goodman Conveyor Company ("Goodman"). The Company also owns indirectly all of the capital stock of (i) Continental Conveyor & Equipment Pty. Ltd. ("CCE Pty. Ltd."), an Australian holding company that owns all of the capital stock of four Australian operating companies; (ii) Continental Conveyor Ltd., a U.K. operating company; and (iii) Continental MECO (Pty.) Ltd., a South African operating company. In July 2001, the Company acquired certain assets in Alabama from Lippert Tire & Axle, Inc ("Lippert acquisition"). The Company's existing Alabama operations of its manufactured housing products segment have been combined with the Lippert operations.

While the Company primarily manages its operations on a geographical basis, the Company operates in two principal business segments: conveyor equipment and manufactured housing products. The conveyor equipment business, which comprised approximately 87%, 83%, and 90% of net sales for 2003, 2002, and 2001, respectively, markets its products in four main business areas. The mining equipment business area includes the design, manufacture and testing (and, outside the United States, installation and maintenance) of complete belt conveyor systems and components for mining application primarily in the coal industry. The conveyor components business area manufactures and sells components for conveyor systems primarily for resale through distributor networks. The engineered systems business area uses specialized project management and engineering skills to combine mining equipment products, purchased equipment, steel fabrication and other outside services for sale as complete conveyor equipment systems that meet specific customer requirements. The bulk conveyor equipment business area designs and manufactures a complete range of conveyor equipment sold to transport bulk materials, such as cement, lime, food products and industrial waste.

The Company's manufactured housing products business, which comprised approximately 12%, 16%, and 9% of net sales for 2003, 2002, and 2001, respectively, manufactures and/or refurbishes axle components sold directly to the manufactured housing industry. As part of this segment, the Company also sells mounted tire and rim assemblies to the manufactured housing industry. Included in the other category is primarily the manufacture and sale of air filtration equipment for use in enclosed environments, principally in the textile industry.

Approximately 59% or $114.3 million of the Company's 2003 net sales were generated in the United States, 20% or $39.1 million in the United Kingdom, 18% or $35.3 million in Australia, and 3% or $5.6 million in other countries.

Customers

The Company's conveyor equipment business segment markets its products worldwide through a variety of marketing channels with different customer focuses. The Company sells its mining equipment and bulk conveyor equipment products and services primarily to mining companies and other end users, original equipment manufacturers and engineering contractors. The Company sells its conveyor components products to original equipment manufacturers, engineering contractors and replacement part distributors, primarily in the following industries: aggregates, such as rock, gravel, glass and cement materials; coal processing and mining; pulp, paper and forest products; above ground hard rock and mineral mining; food and grains; and environmental, sewage and waste water treatment. The Company sells its engineered systems products and services primarily to contractors and end users for applications in coal processing and mining, pulp and paper, composting systems, grain handling, cement products, open-pit mining and tunneling. The Company markets its manufactured housing products business segment directly to the manufactured housing industry in the United States.

For the years ended December 31, 2003, 2002 and 2001, the Company did not have sales to any single customer which exceeded 10% of the Company's total net sales. Net sales to the Company's top five conveyor equipment customers represented approximately 17%, 20%, and 31% of the Company's total net sales for 2003, 2002 and 2001, respectively. Although the Company has preferred supplier arrangements with a number of its major customers pursuant to which the Company and such customers effectively operate on a long-term basis, such arrangements generally are not governed by long-term contracts and may be terminated by either party at any time. A substantial portion of the Company's sales is on a project by project basis.

Competition

The Company faces strong competition throughout the world in all of its product lines. The various markets in which the Company competes are fragmented into a large number of competitors, many of which are smaller businesses that operate in relatively specialized or niche areas. In addition, a number of the Company's competitors have financial and other resources greater than those of the Company. Competitive considerations vary for each business area, but generally include quality, price, reliability, availability and service.

Suppliers

The primary raw materials used by the Company to produce its products are steel and miscellaneous purchased parts such as bearings, electric motors and gear reducers. All materials are readily available in the marketplace. The Company is not dependent upon any single supplier for any materials essential to its business or that are not otherwise commercially available. The Company has been able to obtain an adequate supply of raw materials and no shortage of raw materials is currently anticipated.

Backlog

Backlog at December 31, 2003 was $35.0 million, a decrease of $7.1 million, or 17%, from $42.1 million at December 31, 2002 and a decrease of $2.5 million, or 7%, from $37.5 million at September 30, 2003. At December 31, 2003, backlog in the domestic operations of the Company's conveyor equipment segment was $11.0 million, a decrease of $1.9 million from September 30, 2003, and backlog in the foreign operations of the Company's conveyor equipment segment was $24.0 million, a decrease of $0.6 million from September 30, 2003. Management believes that approximately 95% of the backlog will be shipped in 2004.

Employees

As of December 31, 2003, the Company had approximately 1,200 employees, approximately 680 of whom were located in the United States. Approximately 140 of the employees at the Company's Winfield, Alabama facility are represented by The United Steelworkers of America Union and are covered by a three year collective bargaining agreement that expires in 2007. Approximately 90 production employees at the Company's Australian subsidiary are covered by collective bargaining agreements that expire in 2006. Approximately 260 of the production employees at the Company's United Kingdom and South African facilities are covered by annual collective bargaining agreements that expire in 2004 and negotiations for new agreements are underway. The Company has not experienced any work stoppages since 1971 and believes its relations with its employees are good.

Environmental and Health and Safety Matters

The Company is subject to a variety of environmental standards imposed by federal, state, local and foreign environmental laws and regulations. The Company is also subject to the federal Occupational Health and Safety Act and similar foreign and state laws. The Company periodically reviews its procedures and policies for compliance with environmental and health and safety laws and regulations and believes that it is in substantial compliance with all such material laws and regulations applicable to its operations. Historically the costs of compliance with environmental, health and safety requirements have not been material to the Company.

Item 2.  Properties

The Company conducts its operations through the following primary facilities:

                                            Approximate                                        Owned/
Location                                  Square Footage         Principal Function            Leased

United States:
   Winfield, Alabama                             220,000     Headquarters, manufacturing        Owned
   Belton, South Carolina                        191,000     Administration, manufacturing      Owned
   Salyersville, Kentucky                        111,000     Manufacturing                      Owned
   Pueblo, Colorado                               75,600     Manufacturing                      Owned
   Eatonton, Georgia                              22,000     Manufacturing, warehouse           Owned
   Phil Campbell, Alabama                         47,000     Administration, manufacturing      Owned

Australia:
   Somersby, New South Wales                      49,655     Administration, engineering,       Owned
                                                               sales, and manufacturing
   Mackay, Queensland                             19,800     Manufacturing, and installation    Leased(1)
                                                               support
   Minto,  New South Wales                        23,024     Manufacturing                      Owned

England
   Gateshead, UK                                 186,000     Administration, engineering,       Leased(2)
                                                               sales, and manufacturing

South Africa
   Alrode, South Africa                           24,456     Administration, engineering,       Leased(3)
                                                               sales, and manufacturing

   -----------

(1)  The lease expires in December 2013.
(2) Expires in August 2008. The Company has an option to purchase at market value at the end of the lease term.
(3)  Expires in May 2005.

In addition to the foregoing facilities, the Company has a number of leased warehouses and field sales offices in various locations throughout the United States and Australia. The Company believes that substantially all of its property and equipment is in a condition appropriate for its operations and that it has sufficient capacity to meet its current operational needs. Each of the Company-owned United States facilities is subject to a mortgage securing payment of indebtedness under the Revolving Credit Facility. In addition, the Company's owned facilities in Australia are subject to mortgage securing payment of indebtedness under the Australian Revolving Credit Facility. See Note E, "Financing Arrangements," to the Consolidated Financial Statements.

Item 3.  Legal Proceedings

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 2003.


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The Company is a direct wholly-owned subsidiary of N.E.S. Investment Co. There is no established public trading market for the Company's common stock. As of June 30, 2004, the Company had one stockholder. The Company paid no dividends in 2003 or 2002. See Note E, "Financing Arrangements", to the Consolidated Financial Statements, Part II, Item 8, for limitations on dividends.

Item 6.  Selected Financial Data

The following table presents selected financial and operating data of the Company for each of the five years in the period ended December 31, 2003. The data should be read in conjunction with the Consolidated Financial Statements and related Notes included in this report on Form 10-K.

                                               2003        2002        2001         2000        1999
                                           --------------------------------------------------------------
                                                          (Data in 000's, except ratios)
Income Statement Data:
Net sales                                    $ 194,341   $ 184,976    $192,711     $168,178    $213,997
Gross profit                                    26,676      29,774      30,155       26,526      31,764
Operating income                                 3,475       6,645       7,698        3,592       5,316
Interest expense                                15,280      15,407      15,787       15,826      15,225
Loss before cumulative effect of change in
   accounting principle                        (12,633)     (8,692)     (6,916)     (13,114)     (8,728)
Net loss (1)                                   (12,633)    (12,542)     (6,916)     (13,114)     (8,728)

Other Data:
Depreciation and amortization                    2,221       2,283       2,884        3,077       3,550
Cash flows from operating activities            (5,394)     (1,560)        268       (6,458)    (12,261)
Cash flows from investing activities              (688)     (1,227)     (2,452)      (1,373)     (2,939)
Cash flows from financing activities             1,249      (6,283)         21        6,519       6,999
Adjusted EBITDA (2)                              4,857       8,814       9,619        6,671       9,134
Ratio of earnings to fixed charges (3)               -           -           -           -           -

Balance Sheet Data:
Cash and cash equivalents                          851       5,635      14,672       16,942      18,300
Total assets                                    87,763      89,667     108,772      110,136     122,903
Senior Notes in default                        120,000           -           -            -           -
Long-term debt, including current portion        2,916     122,887     123,557      124,722     126,028
Stockholder's equity (deficit)                 (94,275)    (82,721)    (68,845)     (61,063)    (45,878)


(1)   In 2002, the Company adopted Statement of Financial Accounting Standards
      (SFAS) No. 142, "Goodwill and Other Intangible Assets," and as a result no longer amortizes goodwill. Net loss in 2002 includes a non-cash goodwill impairment write-down recorded as a cumulative effect of change in accounting principle of $3,850. Net loss for 2001, 2000, and 1999 includes goodwill amortization expense, net of tax, of $431, $431, and $439, respectively.

(2) Adjusted EBITDA represents earnings before interest, taxes, depreciation, amortization, and accounting changes. Adjusted EBITDA is not a measure of performance under generally accepted accounting principles ("GAAP"). While Adjusted EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating, investing and financing activities and other income or cash flow statement data prepared in accordance with GAAP or as a measure of profitability or liquidity, management understands that Adjusted EBITDA is customarily used as an indication of a company's ability to incur and service debt. Adjusted EBITDA is calculated as follows for the years ending December 31:

                                         2003        2002         2001         2000        1999
                                      ----------- ------------ ------------ ----------- ------------
Net loss                               $ (12,633)  $ (12,542)   $ (6,916)   $ (13,114)   $ (8,728)
Interest expense, net                     15,265      15,220      15,148       14,794      14,312
Income tax expense (benefit)                   4           3      (1,497)       1,914           -
Depreciation expense                       2,195       2,166       2,250        2,467       2,932
Amortization expense                          26         117         634          610         618
Accounting changes                             -       3,850           -            -           -
                                      ----------- ------------ ------------ ----------- ------------
Adjusted EBITDA                        $   4,857   $   8,814    $  9,619    $   6,671    $  9,134
                                      =========== ============ ============ =========== ============

(3) Earnings consist of income before income taxes and accounting changes plus fixed charges. Fixed charges consist of interest expense, amortization of deferred financing costs and one-third of rent expense from operating leases, which management believes is a reasonable approximation of an interest factor. Earnings were inadequate to cover fixed charges in the years ended December 31, 2003, 2002, 2001, 2000 and 1999 by $12,629,
      $8,689, $8,413, $11,200, and $8,728, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth, on a comparative basis, certain income statement data as a percentage of net sales for the fiscal years ended December 31, 2003, 2002, and 2001.

                                                                        Year ended December 31
                                                          ---------------------------------------------------
                                                                2003              2002             2001

Net sales                                                       100.0%           100.0%            100.0%
Cost of products sold                                            86.3             83.9              84.4
Gross profit                                                     13.7             16.1              15.6
SG&A expenses                                                    11.7             11.8              11.0
Management fee                                                    0.2              0.3               0.3
Amortization expense                                              -                0.1               0.3
Restructuring charges                                             -                0.3               -
Operating income                                                  1.8              3.6               4.0

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Net Sales
Net sales increased $9.3 million, or 5%, from $185.0 million in 2002 to $194.3 million in 2003. Net sales in the domestic operations of the Company's conveyor equipment segment decreased $4.6 million. This decrease primarily resulted from a $5.2 million decrease in the engineered systems business due to the shipment of a significant project in 2002 which did not recur in 2003. After a period of lower capital spending by the Company's major customers in the coal industry, net sales in the domestic mining equipment business increased $1.4 million. Net sales in the domestic conveyor components business decreased $0.8 million. Net sales in the foreign operations of the Company's conveyor equipment segment increased $19.6 million. Changes in foreign currency translation rates resulted in $10.8 million of this increase. Adjusted for the effects of foreign currency fluctuations, net sales in the Company's Australian and United Kingdom subsidiaries increased $5.5 million and $3.3 million, respectively. The increase in Australia resulted from increased sales of conveyor equipment for new mining projects. The increase in the United Kingdom was due to increased sales of engineered system contracts, primarily to the tunneling industry, offset by reduced sales of standard manufactured products. Net sales in the Company's manufactured housing segment decreased $5.7 million, or 19%, due to the decrease by the Company's customers in the production and shipment of manufactured homes. Based upon the Manufactured Housing Institute's economic report for December 2003, production and shipment of new manufactured homes in 2003 was down 22% from 2002.

Gross Profit
Gross profit decreased $3.1 million, or 10%, from $29.8 million in 2002 to $26.7 million in 2003. Gross profit in the domestic operations of the Company's conveyor equipment segment decreased $1.8 million. Approximately $1.4 million of the decrease was due to a decline in profit margins in the mining equipment business which primarily resulted from the Company's inability to pass through raw material price increases, predominantly in steel and steel-related products, beginning in the second half of 2002. The balance of the gross profit decrease in the domestic conveyor equipment operations was largely due to lower sales volume in the engineered systems business area. Gross profit in the foreign operations of the Company's conveyor equipment segment decreased $0.9 million. Changes in foreign currency translation rates resulted in a $1.0 million increase in gross profit at the foreign subsidiaries. Adjusted for the effects of foreign currency fluctuations, gross profit in the Company's Australian subsidiary increased $0.4 million while gross profit in the Company's United Kingdom subsidiary decreased $2.3 million. The increase in the Australian subsidiary was due to increased sales volume. The decrease in the United Kingdom primarily resulted from lower profit margins in complete conveyor systems and reduced sales volume of the higher margin standard manufactured products business. Gross profit in the Company's manufactured housing segment decreased $0.4 million due to the decrease in net sales.

Gross profit as a percentage of net sales decreased from 16.1% in 2002 to 13.7% in 2003. This decline primarily resulted from the decreased profit margins in the United Kingdom combined with the lower margins on mining equipment business in the Company's domestic operations.

SG&A Expenses
SG&A expenses increased $0.9 million, or 4%, from $21.9 million in 2002 to $22.8 million in 2003. SG&A expenses in the domestic operations of the Company's conveyor equipment segment decreased $0.8 million, primarily due to a $0.5 million decrease in selling expenses which resulted from reduced sales personnel and related expenses and a $0.3 million decline in administrative expenses. SG&A expenses in the foreign operations of the Company's conveyor equipment segment increased $1.4 million. Of this increase in the foreign operations, $1.2 million resulted from changes in the foreign currency translation rates and the remaining $0.2 million increase primarily resulted from increased administrative expenses. Corporate SG&A expenses increased $0.5 million due to higher personnel and insurance expenses. SG&A expenses in the Company's other segment decreased $0.2 million.

Operating Income
Operating income decreased $3.1 million, or 47%, from $6.6 million in 2002 to $3.5 million in 2003. This decrease resulted from the $3.1 million decrease in gross profit combined with the $0.9 million increase in SG&A expenses, offset by decreases in management fees, amortization expense, and restructuring charges of $0.2 million, $0.1 million, and $0.6 million, respectively.

Restructuring Charges
The Company incurred restructuring charges of approximately $0.1 million and $0.6 million in 2003 and 2002 related to changes in staffing and production requirements in its domestic operations. These charges consist primarily of severance costs associated with a reduction in personnel which occurred in 2002 and 2003. As part of this restructuring, in 2002 the Company developed a plan to discontinue the manufacturing operations in certain of its domestic facilities and merge these operations with other existing facilities. The process of merging the domestic operations began in 2003. As of December 31, 2003, the Company has paid approximately $0.2 million of the charges incurred to date, with the majority of the remainder to be paid by 2008. However, in the fourth quarter of 2003, the Company hired a third-party consultant to re-evaluate the restructuring plan and make further recommendations. These recommendations are currently under review by the Company's management and board of directors. The additional cost of this restructuring has not been determined.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Net Sales
Net sales decreased $7.7 million, or 4%, from $192.7 million in 2001 to $185.0 million in 2002. Net sales in the domestic operations of the Company's conveyor equipment segment decreased $29.8 million due to continued lower capital spending by the Company's major customers in the coal industry. Net sales in the foreign operations of the conveyor equipment segment increased $9.9 million. This increase was attributable to increases in sales in the Company's Australian and United Kingdom subsidiaries of $5.9 million and $5.0 million, respectively, offset by a decrease in sales of $1.0 million in the South African subsidiary. The increases in sales in Australia and the United Kingdom resulted from the shipment of new mining and tunneling projects. Net sales in the Company's manufactured housing segment increased $12.4 million due to the acquisition from

Lippert Tire & Axle Inc. in July 2001 and shipments to new customers. Net sales in the Company's other segment decreased $0.2 million.

Gross Profit
Gross profit decreased $0.4 million, or 1%, from $30.2 million in 2001 to $29.8 million in 2002. Gross profit in the domestic operations of the Company's conveyor equipment segment decreased $7.1 million due to lower sales volume. Gross profit in the foreign operations of the conveyor equipment segment increased $4.9 million due to higher sales volume and improved margins in the Company's Australian subsidiary. Gross profit in the manufactured housing segment increased $1.8 million due to increased sales and improved margins resulting from the Lippert acquisition and the subsequent consolidation in the fourth quarter of 2001 of the existing operations into the acquired facility.

SG&A Expenses
SG&A expenses increased $0.6 million, or 3%, from $21.3 million in 2001 to $21.9 million in 2002. The increase primarily resulted from increases in the foreign subsidiaries due to higher marketing and insurance costs.

Operating Income
Operating income decreased $1.1 million, or 14%, from $7.7 million in 2001 to $6.6 million in 2002. The decrease resulted from the $0.4 million decrease in gross profit combined with the $0.6 million increase in SG&A expenses and a $0.6 million increase in restructuring charges, offset by a $0.5 million decrease in amortization expense. The decrease in amortization expense resulted from a change in the method of accounting for goodwill due to the Company's adoption on January 1, 2002 of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets".

Liquidity and Capital Resources

Net cash provided by (used in) operating activities was $(5.4) million, $(1.6) million, and $0.3 million for the years ended December 31, 2003, 2002, and 2001, respectively. The decrease in operating cash flows from 2002 to 2003 is primarily the result of the increase in the Company's loss before income taxes and cumulative effect of change in accounting principle. Net cash used in operating activities in 2003 resulted from the current year net loss of $12.6 million offset by significant non-cash expenses of $3.2 million and a net decrease in operating assets of $4.0 million. Net cash used in operating activities in 2002 resulted from the net loss of $12.5 million offset by significant non-cash expenses of $7.1 million and a net decrease in operating assets of $3.8 million. Net cash provided by operating activities in 2001 represents the net loss of $6.9 million offset by significant non-cash expenses of $2.9 million and a net decrease in operating assets of $4.3 million

Net cash used in investing activities was $0.7 million, $1.2 million, and $2.5 million for the years ended December 31, 2003, 2002 and 2001, respectively. Net cash used in investing activities in 2003 and 2002 represents net purchases of property, plant, and equipment. Net cash used in investing activities in 2001 includes net purchases of property, plant, and equipment of $0.9 million and the acquisition from Lippert Tire & Axle for $1.6 million.

Net cash provided by (used in) financing activities was $1.2 million, $(6.3) million, and $0.02 million for the years ended December 31, 2003, 2002, and 2001, respectively. Net cash provided by financing activities in 2003 resulted from a net increase in borrowings on notes payable of $1.8 million offset by principal payments on long-term obligations of $0.6 million. Borrowings on notes payable at the Company's domestic subsidiaries increased $1.1 million and borrowings on notes payable at the Company's foreign subsidiaries increased $0.7 million. Net cash used in financing activities in 2002 resulted from a net decrease in borrowings on notes payable of $5.4 million and principal payments on long-term obligations of $0.9 million. Borrowings on notes payable at the Company's domestic subsidiaries decreased $6.4 million while borrowings on notes payable at the Company's foreign subsidiaries increased $1.0 million. Net cash provided by financing activities in 2001 represents a net increase in borrowings on notes payable of $1.05 million offset by principal payments on long-term obligations of $1.03 million.

The Company's primary capital requirements consist of capital expenditures and debt service. The Company utilizes cash on hand and its available credit facilities to satisfy these requirements. The Company anticipates that capital expenditures in 2004, which will be primarily for maintenance capital, will approximate those made in 2003. In addition to the Company's debt service requirements for interest expense, as of December 31, 2003, the Company's domestic and foreign credit facilities had outstanding principal balances of approximately $9.2 million and $4.8 million, respectively.

The Company has incurred recurring losses which totaled approximately $12.6 million, $12.5 million, and $6.9 million during the years ended December 31, 2003, 2002 and 2001, respectively, and has a working capital deficiency of approximately $121.6 million at December 31, 2003. The recurring losses are primarily the result of substantial debt service obligations because the Company is highly leveraged and its current cash flows from operations have been insufficient to service the interest expense on its existing debt obligations.

The Company was not in compliance with certain covenants under its revolving credit facilities as of December 31, 2003, resulting in a cross default under the terms of the Company's Senior Notes. In addition, the Company failed to make its $6.6 million semi-annual interest payment for the Senior Notes due on April 1, 2004. Following expiration of the 30-day grace period provided for in the indenture, the Senior Notes were in default and the Company has subsequently received a notice of default from the Trustee for the Senior Notes. However, on April 26, 2004, the Company entered into a forbearance agreement with the holders of a majority interest ("Majority Holders") of the Senior Notes which instructed the Trustee for the Senior Notes to refrain from taking any action with respect to the default prior to May 31, 2004. On May 27, 2004, June 14, 2004, and July 13, 2004, this agreement was amended to extend the forbearance agreement until July 23, 2004.

The Company has been negotiating with the Majority Holders for a restructuring of the Senior Notes. The restructuring would provide for an exchange of new notes and a cash payment for all of the outstanding Senior Notes. The restructuring agreement has not been finalized and the Company cannot assure that it will be able to enter into a restructuring agreement or successfully complete a restructuring.

On May 1, 2004, June 1, 2004, June 15, 2004 and July 13, 2004, the Company and Bank One, N.A. entered into forbearance agreements under which Bank One has agreed not to exercise its rights with respect to the defaults, including the right to demand payment, under the revolving credit facility for a stated period while the Company negotiates a possible restructuring of its Senior Notes. On July 12, 2004, the Company received a commitment letter from Bank One for a waiver of the covenant violations and an extension of the revolving credit facility. The extension is contingent upon the completion of a restructuring of the Company's Senior Notes. The Company is currently in discussions with the lenders under its existing foreign revolving credit facilities to extend such credit facilities that have matured or are expiring in 2004.

The credit facility of the Company's United Kingdom subsidiary matured on March 31, 2004. The subsidiary was not in compliance with its debt covenants at December 31, 2003. However, the subsidiary's principal lender has continued to allow the subsidiary to borrow under the facility to date at a reduced line of
2.25 million British pounds sterling. The subsidiary is currently in negotiations for a new agreement. The credit facility of the Company's Australian subsidiary also matured on March 31, 2004. The subsidiary's principal lender has continued to allow the subsidiary to borrow under the facility to date and the subsidiary is currently in negotiations for a new agreement.

At December 31, 2003, the Company had cash and cash equivalents of approximately $0.9 million and approximately $6.4 million available for use under its domestic credit facility, representing approximately $7.3 million of liquidity. At this time the ability of the Company to successfully extend its domestic and foreign revolving credit facilities maturing in 2004 and to restructure the terms of the Senior Notes is uncertain and subject to substantial risk. In the event that the Company is not successful in the restructuring of its Senior Notes, the Company may seek to implement the restructuring of its Senior Notes through a plan of reorganization under Chapter 11 of the Bankruptcy Code.

The Company did not have any material purchase obligations at December 31, 2003. The table below summarizes the Company's contractual payments under debt agreements, capital leases, and operating leases as of December 31, 2003:

                                                                  Payments due by period
                                              ---------------------------------------------------------------
                                                                Less than
(dollars in thousands)                            Total           1 year       1 - 3 years     3 - 5 years
                                              --------------- --------------- --------------- ---------------
Notes payable                                     $  13,960      $  13,960          $     -        $     -
Senior Notes in default                             120,000        120,000                -              -
Other long-term debt obligations                      2,417          2,417                -              -
Capital leases                                          577            159              366             52
Operating leases                                      2,465            696            1,002            767
Pension obligations                                   1,043          1,043                -              -
                                              --------------- --------------- --------------- ---------------
Total                                             $ 140,462      $ 138,275          $ 1,368        $   819
                                              =============== =============== =============== ===============

International Operations

The Company transacts business in a number of countries throughout the world and has facilities in the United States, Australia, the United Kingdom, and South Africa. As a result, the Company is subject to business risks inherent in non-U.S. operations, including political and economic uncertainty, import and export limitations, exchange controls and currency fluctuations. The Company believes that the risks related to its foreign operations are mitigated by the relative political and economic stability of the countries in which its largest foreign operations are located. As the U.S. dollar strengthens and weakens against foreign currencies in which the Company transacts business, its financial results will be affected. The principal foreign currencies in which the Company transacts business are the Australian dollar, the British pound sterling, and the South African rand. The fluctuation of the U.S. dollar versus other currencies resulted in increases to stockholder's equity of approximately $0.8 million and $0.4 million for the years ended December 31, 2003 and 2002, respectively.

Critical Accounting Policies

Management's discussion and analysis of its financial position and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Company evaluates its estimates on an on-going basis. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Our significant accounting policies are described in Note B to the consolidated financial statements included in Item 8 of this Form 10-K.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

Revenue Recognition
The Company recognizes revenue, other than from long-term contracts of its foreign subsidiaries, at the time of shipment. On long-term contracts of its foreign subsidiaries, revenues are accounted for using the percentage of completion method based on the cost of partial shipments and on the ratio of actual costs incurred to date to the estimated total costs to complete. Net sales include external freight billed to customers with the related costs incurred recorded in cost of sales.

Warranty Costs
New manufactured products sold are generally covered by a warranty for periods ranging from six months to two years. Goods purchased for resale normally carry the warranty of the respective manufacturer. The Company records a warranty reserve for estimated costs to satisfy warranty obligations. The Company's estimate of costs to service its warranty obligations is based on historical experience and expectation of future conditions. To the extent the Company experiences changes in warranty claims activity or costs associated with servicing those claims, its warranty accrual is adjusted accordingly.

Allowance for Doubtful Accounts
The Company maintains allowances for doubtful accounts for estimated losses based upon its evaluations of the probability of collection. The Company evaluates the allowance for doubtful accounts based on the length of time the receivables are past due, historical collection experience, and customer credit-worthiness. In cases where the Company is aware of circumstances that may affect the collectibility of accounts receivable from a specific customer, the Company may record a specific allowance against the amount due from such customer.

Inventories
The Company's inventories consists of raw material, manufactured and purchased parts, and work in process. Since inventory records are maintained on a job order basis, it is not practical to segregate inventories into their major classes. The value of a portion of the inventories is determined using the last-in, first-out ("LIFO") method with the remainder determined using the first-in, first-out ("FIFO") method. The Company provides allowances for excess and obsolete inventory based on the age and quality of its products.

Goodwill
The Company accounts for its goodwill under SFAS No. 142, "Goodwill and Other Intangible Assets," and accordingly performs annual impairment tests of goodwill. The goodwill impairment test is a two-step process, which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of each reporting unit to determine if there is impairment and the second step of the process consists of determining the amounts of the impairment. The Company engages the assistance of independent valuation experts to assist in performing the annual impairment test.

The Company uses the combination of two valuation methodologies, a market approach and an income approach to develop its estimate of the fair value of the reporting units. These two methodologies use a number of factors and estimates that depend on, among other factors, projected future operating results and future cash flows, estimated cash flow periods, terminal values based on anticipated growth rates, discount rates, and market place data of comparable companies.

The results of the annual impairment tests completed in the fourth quarters of 2003 and 2002 indicated that there was no impairment. Changes in any of the assumptions underlying these estimates may result in a future impairment of goodwill.

Employee Benefit Plans
The Company accounts for its defined benefit pension plan using Statement of Financial Accounting Standards No. 87, ("SFAS No. 87"). Annual pension benefits under the Company's defined benefit plan are calculated by third party actuaries using standard actuarial methodologies. Significant assumptions used in the valuation of pension benefits include expected return on plan assets, discount rate, and any plan amendments. As a result of declines in interest rates and the market value of the Company's defined benefit pension plan assets in recent years, the Company has an additional minimum pension liability at December 31, 2003 of $1.8 million. This additional liability has had no impact on earnings. For further details regarding the Company's defined benefit pension plan, see Note G to the consolidated financial statements.

Deferred Taxes
Deferred income taxes reflect the timing differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Tax credits are recognized as a reduction of income tax expense in the year the credit arises. A valuation allowance is established when necessary to reduce deferred tax assets to the amount more likely than not to be realized. At December 31, 2003, the Company had a valuation allowance of approximately $12.7 million against its deferred tax assets.

New Accounting Pronouncements

There are no new accounting pronouncements that have not been adopted which impact the Company.

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

In addition, the Company's future results of operations, financial condition, liquidity and capital resources could be materially adversely affected by, among other things, economic and political uncertainties or prolonged economic recession.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

The following tables provide information about the Company's financial instruments that are sensitive to changes in interest rates. The tables present principal cash flows and related weighted-average interest rates by expected maturity dates for debt obligations as of December 31, 2003 and 2002.

                                         Interest Rate Sensitivity
                                   Principal Amount by Expected Maturity
                                           Average Interest Rate
                                          (dollars in thousands)
------------------------------------------------------------------------------------------------------------
                                                                                                  Fair
                                                                                                  Value,
As of December 31, 2003:        2004       2005     2006    2007     2008   Thereafter    Total   12/31/03
------------------------------------------------------------------------------------------------------------

Long-Term Obligations,
   including current
   portion and Senior
   Notes in default
     Fixed Rate               $ 122,401      $ -      $ -     $ -      $ -         $ -  $ 122,401  $ 26,413
     Average interest rate          11%

     Variable Rate                 $ 16      $ -      $ -     $ -      $ -         $ -       $ 16      $ 16
     Average interest rate          12%


                                                                                                  Fair
                                                                                                  Value,
As of December 31, 2002:      2003     2004     2005     2006      2007    Thereafter    Total    12/31/02
------------------------------------------------------------------------------------------------------------

Long-Term Obligations,
   including current
   portion
     Fixed Rate                $ 921  $ 1,668    $ 95      $-      $ 120,000       $ -  $ 122,684   $ 68,779
     Average interest rate       11%      11%     11%     11%            11%

     Variable Rate              $ 12     $ 12      $-      $-             $-       $ -       $ 24       $ 24
     Average interest rate       19%      19%



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

Item 8.  Financial Statements and Supplemental Data

The Report of Independent Registered Public Accounting Firm and the Consolidated Financial Statements of Continental Global Group, Inc. for each of the three years in the period ended December 31, 2003 are included herein.

             Report of Independent Registered Public Accounting Firm


To the Stockholder
Continental Global Group, Inc.

We have audited the accompanying consolidated balance sheets of Continental Global Group, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholder's equity (deficit), and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Continental Global Group, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Continental Global Group, Inc. will continue as a going concern. As more fully described in Note A, the Company has incurred recurring losses, has a working capital deficiency, has not complied with certain covenants of its revolving credit facilities, and does not have the ability to make the required interest payment on the Senior Notes. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As explained in Note C to the financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill.


                                                 /s/ Ernst & Young LLP

Cleveland, Ohio
June 7, 2004, except for the fourth
and sixth paragraphs of Note A
and the eigth paragraph of Note E,
as to which the date is July 13, 2004

                         Continental Global Group, Inc.

                           Consolidated Balance Sheets


                                                                                  December 31
                                                                    -----------------------------------------
                                                                           2003                 2002
Assets:
Current assets:
   Cash and cash equivalents                                             $    850,727         $  5,635,042
   Accounts receivable, less allowance for doubtful accounts of
     $987,873 in 2003 and $1,053,588 in 2002                               32,225,793           25,634,100
   Inventories                                                             24,534,307           27,752,503
   Deferred income taxes                                                      264,770               25,893
   Other current assets                                                       942,179            1,959,369
                                                                    -------------------- --------------------
Total current assets                                                       58,817,776           61,006,907

Property, plant and equipment                                              32,269,483           28,681,527
Less accumulated depreciation                                              19,355,298           15,800,206
                                                                    -------------------- --------------------
                                                                           12,914,185           12,881,321

Goodwill                                                                   13,863,527           13,155,269
Deferred financing costs                                                    1,689,682            2,209,584
Other assets                                                                  477,631              414,400
                                                                    -------------------- --------------------

                                                                         $ 87,762,801         $ 89,667,481
                                                                    ==================== ====================
Liabilities and Stockholder's Equity (Deficit):
Current liabilities:
   Notes payable                                                         $ 13,960,369         $ 11,285,602
   Trade accounts payable                                                  24,703,137           20,039,041
   Accrued compensation and employee benefits                               7,422,648            4,974,168
   Accrued interest on senior notes                                         3,300,000            3,300,000
   Other accrued liabilities                                                8,520,662            6,696,110
   Current maturities of long-term obligations                              2,546,055            1,010,032
   Senior Notes in default                                                120,000,000                    -
                                                                    -------------------- --------------------
Total current liabilities                                                 180,452,871           47,304,953

Pension obligations                                                           340,836            2,645,640
Deferred income taxes                                                         874,783              561,420
Senior Notes                                                                        -          120,000,000
Other long-term obligations, less current maturities                          369,449            1,876,928

Stockholder's equity (deficit):
   Common stock, $0.01 par value, authorized 5,000,000 shares,
     issued and outstanding 100 shares                                              1                    1
   Paid-in capital                                                          1,993,687            1,993,687
   Accumulated deficit                                                    (90,287,074)         (77,654,146)
   Accumulated other comprehensive loss                                    (5,981,752)          (7,061,002)
                                                                    -------------------- --------------------
                                                                          (94,275,138)         (82,721,460)
                                                                    -------------------- --------------------

                                                                         $ 87,762,801         $ 89,667,481
                                                                    ==================== ====================

See notes to consolidated financial statements.

                         Continental Global Group, Inc.

                      Consolidated Statements of Operations


                                                                      Year ended December 31
                                                     ----------------------------------------------------------
                                                            2003               2002                2001

Net sales                                                $ 194,340,515       $ 184,975,955      $ 192,710,850
Cost of products sold                                      167,664,729         155,201,713        162,555,442
                                                     ------------------- ------------------ -------------------
Gross profit                                                26,675,786          29,774,242         30,155,408
Operating expenses:
   Selling and engineering                                  12,927,482          13,085,675         12,540,052
   General and administrative                                9,880,673           8,816,821          8,726,441
   Management fee                                              299,793             469,922            556,933
   Amortization expense                                         26,361             116,651            634,068
   Restructuring charges                                        66,796             639,909                  -
                                                     ------------------- ------------------ -------------------
Total operating expenses                                    23,201,105          23,128,978         22,457,494
                                                     ------------------- ------------------ -------------------
Operating income                                             3,474,681           6,645,264          7,697,914
Other expenses:
   Interest expense                                         15,280,049          15,407,469         15,786,984
   Interest income                                             (15,483)           (187,870)          (638,791)
   Miscellaneous, net                                          838,678             114,165            963,205
                                                     ------------------- ------------------ -------------------
Total other expenses                                        16,103,244          15,333,764         16,111,398
                                                     ------------------- ------------------ -------------------
Loss before income taxes and cumulative effect of
   change in accounting principle                          (12,628,563)         (8,688,500)        (8,413,484)
Income tax expense (benefit)                                     4,365               3,846         (1,497,651)
                                                     ------------------- ------------------ -------------------
Loss before cumulative effect of change in
   accounting principle                                    (12,632,928)         (8,692,346)        (6,915,833)
Cumulative effect of change in accounting principle                  -          (3,850,000)                 -
                                                     ------------------- ------------------ -------------------

Net loss                                                 $ (12,632,928)      $ (12,542,346)     $  (6,915,833)
                                                     =================== ================== ===================

See notes to consolidated financial statements.

                         Continental Global Group, Inc.

            Consolidated Statements of Stockholder's Equity (Deficit)


                                                                            Accumulated
                                                                               Other
                                  Common       Paid-in     Accumulated     Comprehensive
                                   Stock       Capital       Deficit       Income (Loss)       Total
                                 ----------- ------------ --------------- ---------------- ---------------
Balance at January 1, 2001           $  1    $ 1,993,687   $(58,195,967)   $ (4,860,908)   $ (61,063,187)

Comprehensive loss:
   Net loss                             -              -     (6,915,833)              -       (6,915,833)
   Cumulative effect upon
     adoption of SFAS 133, net
     of tax                             -              -              -          55,736           55,736
   Unrealized losses on cash
     flow hedges, net of tax            -              -              -        (176,612)        (176,612)
   Reclassification into
     earnings                           -              -              -         120,876          120,876
   Foreign currency
     translation adjustment             -              -              -        (865,640)        (865,640)
                                                                                           ---------------
Total comprehensive loss                                                                      (7,781,473)
                                 ----------- ------------ --------------- ---------------- ---------------
Balance at December 31, 2001            1      1,993,687    (65,111,800)     (5,726,548)     (68,844,660)
Comprehensive loss:
   Net loss                             -              -    (12,542,346)              -      (12,542,346)
   Foreign currency
     translation adjustment             -              -              -         445,061          445,061
   Minimum pension liability
     adjustment, net of tax             -              -              -      (1,779,515)      (1,779,515)
                                                                                           ---------------
Total comprehensive loss                                                                     (13,876,800)
                                 ----------- ------------ --------------- ---------------- ---------------
Balance at December 31, 2002            1      1,993,687    (77,654,146)     (7,061,002)     (82,721,460)
Comprehensive loss:
   Net loss                             -              -    (12,632,928)              -      (12,632,928)
   Foreign currency
     translation adjustment             -              -              -         846,625          846,625
   Minimum pension liability
     adjustment, net of tax             -              -              -         213,413          213,413
   Unrealized gains on cash
     flow hedges, net of tax            -              -              -         145,753          145,753
   Reclassification into
     earnings                           -              -              -        (126,541)        (126,541)
                                                                                           ---------------
Total comprehensive loss                                                                     (11,553,678)
                                 ----------- ------------ --------------- ---------------- ---------------

Balance at December 31, 2003         $  1    $ 1,993,687   $(90,287,074)   $ (5,981,752)   $ (94,275,138)
                                 =========== ============ =============== ================ ===============

See notes to consolidated financial statements.

                         Continental Global Group, Inc.

                      Consolidated Statements of Cash Flows


                                                                         Year ended December 31
                                                           ---------------------------------------------------
                                                                2003              2002             2001
Operating activities:
   Net loss                                                  $ (12,632,928)   $ (12,542,346)     $ (6,915,833)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
     Provision for depreciation and amortization                 2,221,376        2,283,227         2,883,820
     Amortization of deferred financing costs                      519,902          519,903           519,902
     Cumulative effect of change in accounting principle                 -        3,850,000                 -
     Deferred income taxes                                               -                -        (1,502,074)
     Provision for doubtful accounts                               458,112          453,738         1,004,071
     Loss (gain) on disposal of assets                              26,225           26,042           (18,161)
     Changes in operating assets and liabilities:
       Decrease (increase) in accounts receivable               (3,997,121)       7,361,266        (5,370,516)
       Decrease (increase) in inventories                        4,034,911         (728,139)        2,162,960
       Decrease (increase) in other assets                       1,134,700          (50,606)       (1,175,723)
       Increase (decrease) in accounts payable and other
         liabilities                                             2,840,807       (2,733,479)        8,679,654
                                                           ---------------- ----------------- ----------------
Net cash provided by (used in) operating activities             (5,394,016)      (1,560,394)          268,100
                                                           ---------------- ----------------- ----------------

Investing activities:
   Purchases of property, plant, and equipment (PP&E)             (781,090)      (1,280,466)         (957,761)
   Proceeds from disposals of PP&E                                  92,701           53,943           112,851
   Acquisition of business                                               -                -        (1,606,806)
                                                            ---------------- ----------------- ----------------
Net cash used in investing activities                             (688,389)      (1,226,523)       (2,451,716)
                                                           ---------------- ----------------- ----------------

Financing activities:
   Net increase (decrease) in borrowings on notes payable        1,838,409       (5,380,102)        1,046,982
   Principal payments on long-term obligations                    (589,756)        (902,671)       (1,026,035)
                                                           ---------------- ----------------- ----------------
Net cash provided by (used in) financing activities              1,248,653       (6,282,773)           20,947
Effect of exchange rate changes on cash                             49,437           32,926          (107,474)
                                                           ---------------- ----------------- ----------------
Decrease in cash and cash equivalents                           (4,784,315)      (9,036,764)       (2,270,143)
Cash and cash equivalents at beginning of year                   5,635,042       14,671,806        16,941,949
                                                           ---------------- ----------------- ----------------

Cash and cash equivalents at end of year                     $     850,727    $   5,635,042      $ 14,671,806
                                                           ================ ================= ================

See notes to consolidated financial statements.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2003

A.  Organization

Continental Global Group, Inc. (the "Company") was formed on February 4, 1997, for the purpose of owning all of the common stock of Continental Conveyor & Equipment Company ("CCE") and Goodman Conveyor Company ("GCC"). The Company, which is a holding company with limited assets and operations other than its investments in its subsidiaries, is owned 100% by N.E.S. Investment Co.

Prior to January 1, 1997, CCE and GCC were limited partnerships under common control by NES Group, Inc. (the parent company of N.E.S. Investment Co.), the 99% limited partner. Effective January 1, 1997, NES Group, Inc., transferred its interest in the limited partnerships to CCE and GCC. Effective February 1997, NES Group, Inc. transferred to the Company all of the outstanding capital stock of CCE and GCC.

The Company has incurred recurring losses which totaled approximately $12,633,000, $12,542,000, and $6,916,000 during the years ended December 31,
2003, 2002 and 2001, respectively, and has a working capital deficiency of approximately $121,635,000 at December 31, 2003. The recurring losses are primarily the result of substantial debt service obligations because the Company is highly leveraged and its current cash flows from operations have been insufficient to service the interest expense on its existing debt obligations.

The Company was not in compliance with certain covenants under its revolving credit facilities as of December 31, 2003, resulting in a cross default under the terms of the Company's Senior Notes. In addition, the Company failed to make its $6,600,000 semi-annual interest payment for the Senior Notes due on April 1, 2004. Following expiration of the 30-day grace period provided for in the indenture, the Senior Notes were in default and the Company has subsequently received a notice of default from the Trustee for the Senior Notes. However, on April 26, 2004, the Company entered into a forbearance agreement with the holders of a majority interest ("Majority Holders") of the Senior Notes which instructed the Trustee for the Senior Notes to refrain from taking any action with respect to the default prior to May 31, 2004. On May 27, 2004, June 14, 2004, and July 13, 2004, this agreement was amended to extend the forbearance agreement until July 23, 2004.

The Company has been negotiating with the Majority Holders for a restructuring of the Senior Notes. The restructuring would provide for an exchange of new notes and a cash payment for all of the outstanding Senior Notes. The restructuring agreement has not been finalized and the Company cannot assure that it will be able to enter into a restructuring agreement or successfully complete a restructuring.

On May 1, 2004, June 1, 2004, June 15, 2004, and July 13, 2004, the Company and Bank One, N.A. entered into forbearance agreements under which Bank One has agreed not to exercise its rights with respect to the defaults, including the right to demand payment, under the revolving credit facility for a stated period while the Company negotiates a possible restructuring of its Senior Notes. On July 12, 2004, the Company received a commitment letter from Bank One for a waiver of the covenant violations and an extension of the revolving credit facility. The extension is contingent upon the completion of a restructuring of the Company's Senior Notes. The Company is currently in discussions with the lenders under its existing foreign revolving credit facilities to extend such credit facilities that have matured or are expiring in 2004.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2003


A.  Organization - Continued

At this time the ability of the Company to successfully extend its domestic and foreign revolving credit facilities maturing in 2004 and to restructure the terms of the Senior Notes is uncertain and subject to substantial risk. In the event that the Company is not successful in the restructuring of its Senior Notes, the Company may seek to implement the restructuring of its Senior Notes through a plan of reorganization under Chapter 11 of the Bankruptcy Code.

The consolidated financial statements do not include any adjustments to reflect any possible future effects of a restructuring of the Senior Notes.

B.  Significant Accounting Policies

Principles of Consolidation
The financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition
The Company recognizes revenue, other than from long-term contracts of its foreign subsidiaries, at the time of shipment. On long-term contracts of its foreign subsidiaries, which represent less than 20% of 2003 consolidated revenues, revenues are accounted for using the percentage of completion method based on the cost of partial shipments and on the ratio of actual costs incurred to date to the estimated total costs to complete. Net sales include external freight billed to customers with the related costs incurred recorded in cost of sales.

Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Allowance for Doubtful Accounts
The Company maintains allowances for doubtful accounts for estimated losses based upon its evaluations of the probability of collection. The Company evaluates the allowance for doubtful accounts based on the length of time the receivables are past due, historical collection experience, customer credit-worthiness, and other circumstances that may impair the collectibility of accounts receivable from specific customers.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2003


B.  Significant Accounting Policies - Continued

Inventories
Inventories, which consist of raw materials, manufactured and purchased parts, and work in process are stated at the lower of cost or market. Since inventory records are maintained on a job order basis, it is not practical to segregate inventories into their major classes. The cost for approximately 57% and 63% of inventories at December 31, 2003 and 2002, respectively, is determined using the last-in, first-out ("LIFO") method with the remainder determined using the first-in, first-out ("FIFO") method. Had the FIFO method of inventory (which approximates replacement cost) been used to cost all inventories, inventories would have increased by approximately $1,316,000 and $1,457,000 at December 31, 2003 and 2002, respectively.

Impairment of Long-Lived Assets
Long-lived assets, other than goodwill, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the asset, or related groups of assets, may not be recoverable. The asset would be considered impaired when the Company's estimate of future undiscounted cash flows over the assets remaining estimated useful life is less than the asset's carrying value. Measurement of the amount of impairment may be based on appraisal, market values of similar assets, or estimated discounted future cash flows resulting from the use and ultimate disposition of the asset.

Warranty Costs
The Company's products are generally covered by warranties against defects in material and workmanship for periods up to two years from the date of sale or installation of the product. The Company records a provision for estimated warranty cost based on historical experience and expectations of future conditions and continuously assesses the adequacy of its product warranty accrual and makes adjustments as needed. A summary of accrued warranty costs follows:

                                                2003             2002              2001
                                          ----------------- ---------------- -----------------
Balance as of January 1                      $ 1,678,002       $   768,313        $ 778,003
Provision for warranties                         931,835         1,293,518          810,272
Settlements made during the year              (1,427,369)         (420,257)        (813,378)
Effect of exchange rate changes                   92,933            36,428           (6,584)
                                          ----------------- ---------------- -----------------
Balance as of December 31                    $ 1,275,401       $ 1,678,002        $ 768,313
                                          ================= ================ =================

Restructuring Charges
The Company incurred restructuring charges of approximately $67,000 and $640,000 in 2003 and 2002 related to changes in staffing and production requirements in its domestic operations. These charges consist primarily of severance costs associated with a reduction in personnel which occurred in 2002 and 2003. As part of this restructuring, in 2002 the Company developed a plan to discontinue the manufacturing operations in certain of its domestic facilities and merge these operations with other existing facilities. The process of merging the domestic operations began in 2003. As of December 31, 2003, the Company has paid approximately $235,000 of the charges incurred to date, with the majority of the remainder expected to be paid by 2008. However, in the fourth quarter of 2003, the Company hired a third-party consultant to re-evaluate the restructuring plan and make further recommendations. These recommendations are currently under review by the Company's management and board of directors. The additional cost of this restructuring has not been determined.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2003


B.  Significant Accounting Policies - Continued

Advertising Expense
The cost of advertising is expensed as incurred. The Company incurred approximately $613,000, $644,000, and $635,000 in advertising costs for the years ended December 31, 2003, 2002, and 2001, respectively.

Income Taxes
The provision for income taxes is calculated in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred income taxes using the liability method. The Company's operations will be included in the consolidated income tax returns filed by N.E.S. Investment Co. Income tax expense in the Company's consolidated statement of operations is calculated on a separate tax return basis as if the Company had operated as a stand-alone entity.

Foreign Currency Translation
The assets and liabilities of the Company's foreign subsidiaries are translated at current exchange rates, while revenues and expenses are translated at average rates prevailing during the year. The effects of exchange rate fluctuations have been reported in accumulated other comprehensive loss. The effect on the statements of operations of currency transaction gains and losses was not material for all years presented.

Derivative Financial Instruments
The Company recognizes all derivative financial instruments as either assets or liabilities at fair value. Derivative instruments that are not hedges are adjusted to fair value through earnings. Changes in the fair value of derivative instruments that are classified as fair value hedges are offset against changes in the fair value of the hedged assets, liabilities, or firm commitments, through earnings. Changes in the fair value of derivative instruments that are classified as cash flow hedges are recognized in other comprehensive income until such time as the hedged items are recognized in earnings. The ineffective portions of a derivative instrument's change in fair value are immediately recognized in earnings.

The Company uses forward exchange contracts (principally against the Australian dollar and the U.S. dollar) to hedge certain firm sales commitments of its foreign subsidiaries. Foreign currency forward contracts reduce the Company's exposure to the risk that the eventual net cash inflows resulting from the sale of products denominated in a currency other than the functional currency of the respective business will be adversely impacted by changes in exchange rates.

Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss at December 31 consisted of the following:

                                                         2003              2002             2001
                                                    ---------------- ----------------- ----------------

Foreign currency translation adjustments              $ (4,434,862)    $ (5,281,487)     $ (5,726,548)
Minimum pension liability adjustments (net of tax)      (1,566,102)      (1,779,515)                -
Change in fair value of cash flow  hedges  (net of
   tax)                                                     19,212                -                 -
                                                    ---------------- ----------------- ----------------
                                                      $ (5,981,752)    $ (7,061,002)     $ (5,726,548)
                                                    ================ ================= ================

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2003


B.  Significant Accounting Policies - Continued

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

New Accounting Pronouncements
There are no new accounting pronouncements that have not been adopted which impact the Company.

C.  Goodwill and Other Intangibles

The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

Goodwill and other intangibles that have indefinite lives will be tested for impairment at least annually, using a two step process. The first step identifies if there is impairment using a fair-value-based test and the second step determines the amount of the impairment. The Company engaged the assistance of independent valuation experts to perform the initial analysis as of January 1, 2002 as well as the annual impairment tests. The impairment tests were conducted using both a discounted cash flow valuation model, incorporating an appropriate discount rate for the risks associated with the reporting unit, and a market approach based on comparable public companies guidelines. Based on findings from the initial impairment test as of January 1, 2002, the Company concluded that the carrying value of its Australian reporting unit (part of the Company's conveyor equipment segment) exceeded its estimated fair value and the Company recorded a non-cash impairment write-down for goodwill of $3,850,000. This transition adjustment was reported as a cumulative effect of a change in accounting principle. The results of the annual impairment tests completed in the fourth quarter of 2003 and 2002 indicated that there was no further impairment.

The following table reflects the consolidated results adjusted as though the adoption of SFAS No. 142 had occurred on January 1, 2001:

                                                                      Year ended December 31
                                                             2003              2002              2001
                                                      -------------------------------------------------------

Reported net loss                                        $ (12,632,928)     $ (12,542,346)     $ (6,915,833)
Goodwill amortization, net of tax                                    -                  -           430,997
                                                      -------------------------------------------------------
Adjusted net loss                                          (12,632,928)       (12,542,346)       (6,484,836)
Cumulative effect of change in accounting principle                  -          3,850,000                 -
                                                      -------------------------------------------------------
Adjusted loss before cumulative effect of a change
   in accounting principle                               $ (12,632,928)     $  (8,692,346)     $ (6,484,836)
                                                      =======================================================

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2003


C.  Goodwill and Other Intangibles - Continued

The carrying amounts and related accumulated amortization balances of the Company's other intangible assets as of December 31 are listed below:

                                                    2003                               2002
                                            Carrying     Accumulated           Carrying     Accumulated
                                             Amount      Amortization           Amount      Amortization
                                      ---------------- ----------------- ---------------- -----------------

Amortized intangible assets                 $ 506,468       $ (425,608)        $ 496,022       $ (388,802)
Other intangible assets                       276,659                -           289,502                -

The change in goodwill reflected on the balance sheet from December 31, 2002 to December 31, 2003 resulted from foreign currency translation adjustments. All of the Company's goodwill relates to the conveyor equipment segment. Other intangible assets consist primarily of intangible assets related to a minimum pension liability for the Company's pension plan. Estimated amortization expense related to other intangible assets for each of the next five fiscal years is:

                    2004                   $ 26,360
                    2005                     26,360
                    2006                     17,117
                    2007                      4,176
                    2008                      4,176
                                     ----------------
                    Total                  $ 78,189
                                     ================

D.  Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. The balances of the major classes of property, plant and equipment at December 31, 2003 and 2002 are as follows:

                                            2003              2002
                                      ----------------- -----------------

Land and improvements                   $  1,283,233      $  1,115,896
Buildings and improvements                 7,303,338         6,844,542
Machinery and equipment                   23,682,912        20,721,089
                                      ----------------- -----------------
                                        $ 32,269,483      $ 28,681,527
                                      ================= =================

Depreciation expense for the years ended December 31, 2003, 2002, and 2001 was $2,195,015, $2,166,576, and $2,249,752, respectively. Depreciation is primarily computed using the straight-line method based on the expected useful lives of the assets. The estimated useful lives for buildings and improvements range from 10 to 39 years; the estimated useful lives for machinery and equipment range from 2.5 to 12.5 years. Repair and maintenance costs are expensed as incurred.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2003


E.  Financing Arrangements

Long-term obligations consist of the following:

                                                                                   As of December 31
                                                                           ----------------------------------
                                                                                 2003             2002
Senior Notes, interest at 11% payable semi-annually in arrears, due
   2007, in default as of December 31, 2003                                 $ 120,000,000     $ 120,000,000
Note payable by CCE for purchase of Colorado facility; interest rate of
   7.445%; payable in monthly installments with $1,255,336 due on 5/1/04        1,292,547         1,369,192
Note payable by CCE for idler equipment; interest rate of 8.845%;
   payable in monthly installments through 6/13/05                                472,009           834,426
Term loan payable by Australian subsidiary; interest rate of  8.25%;
   maturity date of  3/28/04                                                      637,075           480,250
Note payable by South African subsidiary for purchase of computer system; variable interest rate (11.55% and 18.5% at December 31, 2003 and
   2002, respectively); payable in monthly installments through
   12/31/04                                                                        15,732            23,773
Obligations under capital leases                                                  498,141           179,319
                                                                           ----------------- ----------------
                                                                              122,915,504       122,886,960
Less current maturities, including Senior Notes in default as of
   December 31, 2003                                                          122,546,055         1,010,032
                                                                           ----------------- ----------------
                                                                            $     369,449     $ 121,876,928
                                                                           ================= ================

Maturities of long-term obligations are as follows:

              2004     $ 122,546,055
              2005           131,993
              2006           193,715
              2007            41,094
              2008             2,647
                    ------------------
                       $ 122,915,504
                    ==================

The $120 million 11% Senior Notes due 2007 ("Senior Notes") are registered under the Securities Act of 1933. Interest on the notes is payable semi-annually in arrears. The Senior Notes are redeemable at the option of the Company, in whole or in part, any time subject to certain call premiums. The Senior Notes are guaranteed by the Company's domestic subsidiaries and certain of its Australian subsidiaries and contain various restrictive covenants that, among other things, place limitations on the sale of assets, payment of dividends, and incurring additional indebtedness and restrict transactions with affiliates.

As of December 31, 2003, the Company was in violation and continues to be in violation of certain financial covenants in its domestic and foreign revolving credit facilities, as more fully described below. The failure to comply with these agreements after consideration of a 60-day grace period represents an event of default under the Senior Notes. Accordingly, the Senior Notes have been recorded as current liabilities in the December 31, 2003 Consolidated Balance Sheet.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2003


E.  Financing Arrangements - Continued

The Company has not made its April 1, 2004 interest payment of $6,600,000. On May 25, 2004 and June 4, 2004, the Company received notices of events of default pertaining to its failure to pay its required interest payment and its failure to file its Form 10-K for the year ended December 31, 2003 and Form 10-Q for the three months ended March 31, 2004 with the Securities and Exchange Commission within the required filing periods.

CCE, GCC and Bank One, Cleveland, NA are parties to a credit facility and security agreement dated July 25, 2002, as amended August 12, 2003, ("Revolving Credit Facility") pursuant to which Bank One has provided CCE and GCC jointly with a line of credit of $26 million. The availability under the Revolving Credit Facility is equal to the sum of (i) 85% of eligible accounts receivable and (ii) 55% of eligible inventory. The Revolving Credit Facility is guaranteed by the Company and secured by a lien on substantially all of the assets of CCE and GCC. In addition, the Revolving Credit Facility contains various restrictive covenants including financial covenants related to debt coverage and tangible net worth. The Company was in violation of certain of these covenants pertaining to debt coverage, tangible net worth, advances to subsidiaries, and delivery of audited financial statements at December 31, 2003. As described in Note A, the Company and Bank One have entered into forbearance agreements under which Bank One has agreed not to exercise its rights with respect to the defaults, including the right to demand payment, under the Revolving Credit Facility for a stated period of time while the Company restructures its Senior Notes. These agreements also extend the maturity date of the Company's 7.445% Note Payable due May 1, 2004 to July 31, 2004. In addition, the Company could be required to pay fees up to 1% of the maximum amount available under the Revolving Credit Facility.

The Revolving Credit Facility matures on July 31, 2004, and bears interest at a fluctuating rate based on the prime rate. At December 31, 2003, approximately $6.4 million was available for use. At December 31, 2003 and 2002, the Company had an outstanding balance under the Revolving Credit Facility of $9,144,546 and $8,074,381, respectively. The weighted average interest rate for this facility was 4.1% and 4.7% in 2003 and 2002, respectively. There were approximately $3,474,000 and $1,485,000 of letters of credit outstanding at December 31, 2003 and 2002, respectively.

On July 12, 2004, the Company received a commitment letter from Bank One for a waiver of the covenant violations and an extension of the revolving credit facility through July 31, 2006. The extension is contingent upon the completion of a restructuring of the Company's Senior Notes. The commitment letter provides for a $30 million revolving line of credit and a $5 million secured term loan with a maturity date of July 31, 2006.

The Company's Australian subsidiary has a revolving credit facility with the National Australia Bank Limited which provides a line of credit of $3.0 million (Australian dollars). The facility is secured by a lien on substantially all of the assets of the BCE subsidiaries, bears interest at a fluctuating rate based on the base rate of the National Australia Bank, and matured on March 31, 2004. However, the subsidiary's principal lender has continued to allow the subsidiary to borrow under the facility to date. At December 31, 2003, approximately $0.1 million (Australian dollars) was available for use. The outstanding balance under this facility was $2,153,409 and $1,459,837 (U.S.$) at December 31, 2003 and 2002, respectively. The weighted average interest rate for this facility was 11.3% and 11.1% in 2003 and 2002, respectively.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2003


E.  Financing Arrangements - Continued

At December 31, 2003, the Company's United Kingdom subsidiary had a revolving credit facility with the Bank of Scotland of 3.3 million British pounds sterling; in January 2004, the facility was reduced to 2.25 million British pounds sterling. The facility is secured by certain assets of the subsidiary, bears interest at a fluctuating rate of 2.1% above the Bank of Scotland base rate, and matured on March 31, 2004. The subsidiary was not in compliance with its debt covenants at December 31, 2003; however, the subsidiary's principal lender has continued to allow the subsidiary to borrow under the facility to date. At December 31, 2003, approximately 2.1 million British pounds was available for use. The outstanding balance under this facility was $2,070,234 and $1,276,661 (U.S.$) at December 31, 2003 and 2002, respectively. The weighted average interest rate for this facility was 5.9% and 6.0% in 2003 and 2002, respectively.

The Company's South African subsidiary has a credit and overdraft facility with the Standard Bank of South Africa of 6.0 million South African rand. The facility is secured by the trade receivables of the subsidiary and bears interest at a fluctuating rate of 1.5% above the bank's prime lending rate. The agreement continues indefinitely until termination by either party with a minimum of three months written notice. At December 31, 2003, approximately 2.1 million rand was available for use. The outstanding balance under this facility was $592,180 and $474,723 (U.S.$) at December 31, 2003 and 2002, respectively.
The weighted average interest rate for this facility was 11.5% and 18.0% in 2003 and 2002, respectively.

During 2003, 2002, and 2001, the Company paid interest of $14,745,103, $14,901,698, and $15,309,325, respectively.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2003


F.  Leasing Arrangements

The Company's subsidiaries have numerous capital leases for certain machinery and equipment. Amortization of these assets is included in depreciation expense in the statement of operations. Capital lease obligations of approximately $401,000 and $146,000 were incurred in 2003 and 2002, respectively. The gross amount of assets recorded under capital leases and the related accumulated amortization at December 31, 2003 and 2002 are as follows:

                                            2003              2002
                                      ----------------- -----------------
Asset Balances:
Land                                       $       -        $   20,000
Buildings                                          -           380,000
Machinery and Equipment                      658,491           329,665
                                      ----------------- -----------------
                                           $ 658,491        $  729,665
                                      ================= =================

Accumulated Amortization:
Buildings                                   $      -        $  111,587
Machinery and Equipment                       90,820           158,754
                                      ----------------- -----------------
                                            $ 90,820        $  270,341
                                      ================= =================

The subsidiaries of the Company also have various leases for office space, warehouse facilities, office equipment, and automobiles and trucks which are accounted for as operating leases. Rent expense related to these operating leases for the years ended December 31, 2003, 2002, and 2001 was approximately $2,535,000, $2,032,000, and $2,110,000, respectively. Future minimum lease payments for obligations under capital leases and for operating leases having initial or remaining noncancelable lease terms in excess of one year are as follows:

                                                          Capital         Operating
                                                          Leases            Leases
                                                       --------------- ---------------

2004                                                      $ 159,006      $   695,583
2005                                                        157,593          523,961
2006                                                        208,036          478,552
2007                                                         49,145          458,554
2008                                                          3,168          308,571
                                                       --------------- ---------------
Total minimum lease payments                                576,948      $ 2,465,221
                                                                       ===============
Amounts representing interest                                78,807
                                                       ---------------
Present value of net minimum lease payments
   (including current portion of $128,692)                $ 498,141
                                                       ===============

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2003


G.  Employee Benefit Plans

CCE maintains a defined benefit plan covering all union hourly-paid employees at its Winfield plant. The actuarial computations use the "projected unit credit cost method" and a measurement date of December 31. Actuarial gains and losses are amortized over a 15 year period, and funding of the initial prior service costs plus interest thereon is over a 30 year period. The following table sets forth the accumulated benefit obligation, change in benefit obligation, change in plan assets, funded status and amounts recognized in the Consolidated Balance Sheets as of December 31, 2003 and 2002, of the Company's defined benefit plan.

                                                                   2003                2002
                                                            ------------------- -------------------

Accumulated benefit obligation                                    $ 7,506,886        $  6,686,880
                                                            =================== ===================

Change in benefit obligation:
Benefit obligation at beginning of year                           $ 6,686,880        $  5,261,840
Service cost                                                          186,868             175,383
Interest cost                                                         441,605             419,914
Amendments                                                                  -             507,974
Actuarial loss                                                        438,887             553,183
Benefits paid                                                        (247,354)           (231,414)
                                                            ------------------- -------------------
Benefit obligation at end of year                                   7,506,886           6,686,880
                                                            ------------------- -------------------

Change in plan assets:
Fair value of plan assets at beginning of year                      4,041,240           4,784,976
Actual return on plan assets                                          895,067            (512,322)
Benefits paid                                                        (247,354)           (231,414)
                                                            ------------------- -------------------
Fair value of plan assets at end of year                            4,688,953           4,041,240
                                                            ------------------- -------------------

Funded status:
Funded status of the plan (underfunded)                            (2,817,933)         (2,645,640)
Unrecognized prior service cost                                       261,669             278,202
Unrecognized net actuarial loss                                     1,566,102           1,779,515
                                                            ------------------- -------------------
Net amount recognized                                             $  (990,162)       $   (587,923)
                                                            =================== ===================

Balance sheet amounts:
Accrued benefit cost                                              $(2,817,933)       $ (2,645,640)
Intangible asset                                                      261,669             278,202
Accumulated other comprehensive loss                                1,566,102           1,779,515
                                                            ------------------- -------------------
Net amount recognized                                             $  (990,162)       $   (587,923)
                                                            =================== ===================

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2003


G.  Employee Benefit Plans - Continued

The components of net periodic benefit cost for the years ended December 31 are as follows:

                                                          2003                2002                2001
                                                   ------------------- ------------------- -------------------
Service cost                                              $  186,868          $  175,383          $  142,029
Interest cost                                                441,605             419,914             353,906
Expected return on plan assets                              (313,271)           (372,615)           (409,604)
Amortization of prior service cost                            16,533              16,533             (14,216)
Amortization of transition asset                                   -                   -              (2,706)
Recognized loss                                               70,504                   -                   -
                                                   ------------------- ------------------- -------------------
Net periodic benefit cost                                 $  402,239          $  239,215          $   69,409
                                                   =================== =================== ===================

The weighted-average assumptions used to determine benefit obligations at December 31 were:

                                                      2003             2002
                                                ---------------- ---------------
Discount rate                                         6.25%             6.75%
Expected long-term return on plan assets              8.00              8.00

The weighted-average assumptions used to determine the net periodic benefit cost for the years ended December 31 were:

                                                          2003             2002              2001
                                                    ----------------- ---------------- -----------------
Discount rate                                             6.75%             7.25%            7.25%
Expected long-term return on plan assets                  8.00              8.00             8.00

To determine the expected long-term rate of return on plan assets, the Company considered the long-term investment objectives of the plan, the target asset allocation of the pension portfolio, as well as the future expectations for returns for each asset category. This resulted in the selection of the 8.00% expected long-term rate of return on plan assets assumption for 2003 and 2002.

The Company's investment policies and strategies for plan assets are to achieve the greatest return consistent with the fiduciary character of the plan and to maintain a level of liquidity that is sufficient to meet the need for timely payment of benefits. The goals of the investment manager include minimizing risk and achieving growth in principal value so that the purchasing power of such value is maintained with respect to the rate of inflation. The Company has established target asset allocations for plan assets of 60% equity securities and 40% fixed income securities. The Company's defined benefit pension plan weighted-average asset allocations at December 31, by asset category, are as follows:

Asset Category:                                 2003             2002
                                          ----------------- ----------------
Equity securities                                68%               59%
Debt securities                                  18                21
Guaranteed income fund                           14                20
                                          ----------------- ----------------
Total                                           100%              100%
                                          ================= ================

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2003


G.  Employee Benefit Plans - Continued

The contributions of CCE are made in amounts sufficient to fund the plan's service cost on a current basis and meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended. The Company expects to contribute approximately $2,477,000 to its pension plan in 2004.

CCE also maintains a defined contribution plan covering substantially all salaried and non-union hourly employees. CCE expenses annual contributions (approximately $571,000, $588,000, and $589,000 in 2003, 2002, and 2001,
respectively) which fully fund retirement benefits. No participant contributions to the plan are permitted. CCE also maintains a defined contribution savings and profit sharing plan which covers substantially all salaried and non-union hourly employees. Employees may elect to contribute up to 100% of their compensation. CCE will match (approximately $297,000, $329,000, and $335,000, in 2003, 2002,
and 2001, respectively) a percentage of employee contributions up to 6% of each employee's compensation.

GCC has a retirement savings plan covering all employees meeting certain eligibility requirements. Under the terms of the plan, GCC voluntarily makes annual cash contributions based on eligible employees' compensation. Expense for the year ended December 31, 2002 was approximately $41,000, which was equal to 1% of eligible employee compensation in 2002. No contribution was made for the years ended December 31, 2003 and 2001.

The foreign subsidiaries of the Company have various defined contribution plans and retirement saving plans covering substantially all salaried and production employees. For the years ended December 31, 2003, 2002, and 2001, the subsidiaries contributed approximately $824,000, $601,000, and $495,000, respectively, to the plans.

In 2002, the Company implemented a Phantom Stock Plan (the "Plan") whereby officers and certain employees may be granted phantom stock units, which vest over a certain period of time as determined for each grant. At December 31, 2003, the Company had an accrual for the value of vested phantom stock units granted for approximately $42,000.


H.  Related Party Transactions

Management fees are charged by Nesco, Inc., an affiliate of N.E.S. Investment Co., to provide general management oversight services, including legal, financial, strategic planning and business development evaluation for the benefit of the Company. Under the management agreement, the Company has agreed to pay Nesco, Inc. fees for such services equal to 5% of the Company's Adjusted EBITDA earnings (earnings before interest and estimated taxes, depreciation, amortization and miscellaneous expense or income). The Company incurred management fee expenses of approximately $300,000, $470,000, and $557,000, for the years ended December 31, 2003, 2002, and 2001, respectively. At December 31, 2003, the Company had an accrual for management fees owed to Nesco, Inc. of approximately $177,000. At December 31, 2002, the Company had a prepaid expense for overpayment of management fees of approximately $123,000.

Prior to electing C Corporation status for income tax purposes on October 6, 2000, the subsidiaries of the Company were parties to a tax payment agreement with NES Group, Inc., the parent company of N.E.S. Investment Co., providing for payments by each subsidiary to NES Group, Inc. to fund the income tax liability attributable to the Company's operations. At December 31, 2003 and 2002, the Company had an accrual for income tax payments owed to NES Group, Inc. of approximately $20,000.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2003


I.  Fair Value of Financial Instruments and Concentration of Risk

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

Accounts receivable and accounts payable: The carrying amounts reported in the balance sheet for accounts receivable and accounts payable approximate their fair value.

Notes payable and long-term debt: The carrying amounts of the Company's borrowings under its short-term revolving credit arrangements and variable rate long-term debt approximate their fair value. The fair value of the Company's Senior Notes is based on the quoted market value. The fair value of the Company's remaining fixed rate long-term debt is based on the present value of future cash outflows.

Foreign currency forward contract: Derivative financial instruments at December 31, 2003 included a foreign currency forward contract with a contractual amount of $180,000. The contract matured during January 2004 and the counterparty to the contract was a major U.S. commercial bank. The Company entered into the foreign currency forward contract to hedge certain firm sales commitments denominated in a foreign currency. The fair value of the Company's foreign currency forward contract was estimated based on the quoted market price of a comparable contract and was included in other current assets on the balance sheet.

The carrying amounts and fair values of the Company's financial instruments at December 31 are as follows:

                                                                       2003                              2002
                                                              Carrying          Fair          Carrying            Fair
                                                               Amount           Value          Amount             Value
                                                         ---------------- ---------------- ---------------- ----------------
                                                                                   (in thousands)

Cash and cash equivalents                                  $      851       $      851       $    5,635        $   5,635
Accounts receivable                                            32,226           32,226           25,634           25,634
Accounts payable                                              (24,703)         (24,703)         (20,039)         (20,039)
Notes payable                                                 (13,960)         (13,960)         (11,286)         (11,286)
Long-term debt, including current maturities and
   Senior Notes in default at December 31, 2003              (122,417)         (26,429)        (122,708)         (68,803)
Foreign currency forward contract                                  30               30                -                -

Accounts receivable from customers in the coal mining industry were approximately 36% and 42% of net accounts receivable at December 31, 2003 and 2002, respectively. The Company's subsidiaries perform periodic credit evaluations of their customers' financial condition and generally do not require collateral. Credit losses relating to customers in the coal mining industry have consistently been within management's expectations and are comparable to losses for the portfolio as a whole.

Provisions for credit losses were approximately $458,000, $454,000 and $1,004,000 in 2003, 2002, and 2001, respectively. Accounts written off, net of recoveries, were approximately $645,000, $342,000, and $1,578,000 in 2003, 2002,
and 2001, respectively.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2003


J.  Income Taxes

Income taxes are provided using the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes." For tax reporting purposes, the Company is included in the consolidated federal tax return of N.E.S. Investment Co. However, for financial reporting purposes, the Company's tax provision has been calculated on a stand-alone basis.

The Company has subsidiaries located in Australia, the United Kingdom, and South Africa which are subject to income taxes in their respective countries. The Company's United Kingdom subsidiary paid income taxes of approximately $4,000 and $5,000 in 2003 and 2002, respectively. The Company did not pay any income taxes during the year ended December 31, 2001.

Income (loss) before income taxes for the years ended December 31 consists of the following:

                              2003                 2002                 2001
                      --------------------- -------------------- --------------------

Domestic                   $ (10,018,995)         $ (8,788,660)        $ (4,030,236)
Foreign                       (2,609,568)              100,160           (4,383,248)
                      --------------------- -------------------- --------------------
                           $ (12,628,563)         $ (8,688,500)        $ (8,413,484)
                      ===================== ==================== ====================

Income taxes for the years ended December 31 are summarized as follows:

                                   2003               2002                2001
                            ------------------- ------------------ -------------------
Current:
   Domestic:
     Federal                          $     -           $       -       $          -
     State and local                        -                   -                  -
   Foreign                              4,365               3,846              4,423
                            ------------------- ------------------ -------------------
                                        4,365               3,846              4,423
Deferred:
   Domestic:
     Federal                                -                   -         (1,314,314)
     State and local                        -                   -           (187,760)
   Foreign                                  -                   -                  -
                            ------------------- ------------------ -------------------
                                            -                   -         (1,502,074)
                            ------------------- ------------------ -------------------
                                      $ 4,365           $   3,846       $ (1,497,651)
                            =================== ================== ===================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2003, the Company had operating loss carryforwards of approximately $22,900,000 in the United States which begin expiring in 2020. Additionally, the Company had operating loss carryforwards of approximately $17,500,000 pertaining to its foreign subsidiaries that may be carried forward indefinitely. The Company has established a valuation allowance of approximately $12,700,000 at December 31, 2003 due to the uncertainty of realizing certain tax attribute carryforwards and other deferred tax assets. Based upon management's assessment, it is more likely than not that the net deferred tax assets will not be realized.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2003


J.  Income Taxes - Continued

Significant components of the Company's deferred income taxes at December 31 are as follows:

                                                              2003              2002
                                                         ---------------- -----------------
Deferred tax assets:
   Operating accruals                                       $  2,132,730     $  2,035,005
   Net operating loss carryforwards                           14,647,485       10,409,340
   Valuation allowance                                       (12,658,216)      (8,333,199)
                                                         ---------------- -----------------
                                                               4,121,999        4,111,146

Deferred tax liabilities:
   Inventories                                                (1,949,214)      (2,009,112)
   Property, plant, and equipment and goodwill                (2,782,798)      (2,637,561)
                                                         ---------------- -----------------
                                                              (4,732,012)      (4,646,673)
                                                         ---------------- -----------------
Net deferred tax liability                                  $   (610,013)    $   (535,527)
                                                         ================ =================

A reconciliation of income taxes computed at the statutory rate to the effective rate for the years ended December 31 follows:

                                                                         2003              2002              2001
                                                                   ----------------- ----------------- -----------------

Income taxes at the United States statutory rate                          (35.0)%           (35.0)%           (35.0)%
State income taxes, net of federal benefit                                 (3.9)             (5.1)             (2.3)
Losses without tax benefits                                                38.5              39.5              18.3
Other - net                                                                 0.4               0.6               1.2
                                                                   ----------------- ----------------- -----------------
                                                                            0.0%              0.0%            (17.8)%
                                                                   ================= ================= =================

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2003


K.  Segment Information

While the Company primarily manages its operations on a geographical basis, the Company operates in two principal business segments: conveyor equipment and manufactured housing products. The conveyor equipment business, which comprised approximately 87%, 83%, and 90% of net sales for 2003, 2002, and 2001, respectively, markets its products in four main business areas. The mining equipment business area includes the design, manufacture and testing (and, outside the United States, installation and maintenance) of complete belt conveyor systems and components for mining application primarily in the coal industry. The conveyor components business area manufactures and sells components for conveyor systems primarily for resale through distributor networks. The engineered systems business area uses specialized project management and engineering skills to combine mining equipment products, purchased equipment, steel fabrication and other outside services for sale as complete conveyor equipment systems that meet specific customer requirements. The bulk conveyor equipment business area designs and manufactures a complete range of conveyor equipment sold to transport bulk materials, such as cement, lime, food products and industrial waste.

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

The Company evaluates performance and allocates resources based on operating income before restructuring charges and allocation of management fees, amortization and corporate expenses. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies under Note B. The reportable segments are each managed separately because they manufacture and distribute distinct products.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2003


K.  Segment Information - Continued

                                                                      Year ended December 31
                                                             2003               2002              2001
                                                       ------------------ ----------------- -----------------
                                                                           (in thousands)
Net sales:
   Conveyor equipment                                        $ 169,524          $ 154,473        $  174,413
   Manufactured housing products                                23,944             29,633            17,198
   Other                                                           873                870             1,100
                                                       ------------------ ----------------- -----------------
Total net sales                                              $ 194,341          $ 184,976        $  192,711
                                                       ================== ================= =================

Depreciation and amortization:
   Conveyor equipment                                          $ 2,060            $ 2,023          $  2,136
   Manufactured housing products                                   134                137               109
   Other                                                             1                  6                 5
   Amortization expense                                             26                117               634
                                                       ------------------ ----------------- -----------------
Total depreciation and amortization                            $ 2,221            $ 2,283          $  2,884
                                                       ================== ================= =================

Segment operating income (loss):
   Conveyor equipment                                        $   3,777           $  7,058         $   9,702
   Manufactured housing products                                 1,421              1,862               291
   Other                                                           277                 68              (147)
                                                       ------------------ ----------------- -----------------
Segment operating income                                         5,475              8,988             9,846
   Management fee                                                  300                470               557
   Amortization expense                                             26                117               634
   Restructuring charge                                             67                640                 -
   Corporate expense                                             1,607              1,116               957
                                                       ------------------ ----------------- -----------------
Total operating income                                           3,475              6,645             7,698
   Interest expense                                             15,280             15,407            15,787
   Interest income                                                 (15)              (187)             (639)
   Miscellaneous, net                                              839                114               963
                                                       ------------------ ----------------- -----------------
Loss before income taxes                                     $ (12,629)          $ (8,689)        $  (8,413)
                                                       ================== ================= =================

Segment assets:
   Conveyor equipment                                         $ 79,580           $ 75,902         $  80,219
   Manufactured housing products                                 5,885              6,482             5,374
   Other                                                           361                431               572
                                                       ------------------ ----------------- -----------------
Total segment assets                                            85,826             82,815            86,165
   Corporate assets                                              1,937              6,852            22,607
                                                       ------------------ ----------------- -----------------
Total assets                                                  $ 87,763           $ 89,667         $ 108,772
                                                       ================== ================= =================

Capital expenditures:
   Conveyor equipment                                            $ 770            $ 1,012             $ 898
   Manufactured housing products                                    11                267                56
   Other                                                             -                  1                 4
                                                       ------------------ ----------------- -----------------
Total capital expenditures                                       $ 781            $ 1,280             $ 958
                                                       ================== ================= =================

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2003


K.  Segment Information - Continued

Geographic Area Data

                                                                      Year ended December 31
                                                            2003               2002               2001
                                                      ------------------ ------------------ -----------------
                                                                          (in thousands)
Net sales:
   United States                                             $ 114,332          $ 124,588          $ 142,276
   Australia                                                    35,348             23,974             18,037
   United Kingdom                                               39,089             32,437             27,417
   Other countries                                               5,817              3,977              5,005
   Eliminations - transfers                                       (245)                 -                (24)
                                                      ------------------ ------------------ -----------------
Total net sales                                              $ 194,341          $ 184,976          $ 192,711
                                                      ================== ================== =================


Operating income (loss):
   United States                                               $ 5,020            $ 5,958           $ 11,518
   Australia                                                       746                349             (4,090)
   United Kingdom                                               (2,080)               493                635
   Other countries                                                (254)              (190)              (403)
   Eliminations                                                     43                 35                 38
                                                      ------------------ ------------------ -----------------
Total operating income                                         $ 3,475            $ 6,645           $  7,698
                                                      ================== ================== =================

Long lived assets:
   United States                                              $  6,448           $  7,213           $  7,764
   Australia                                                     3,282              2,721              2,757
   United Kingdom                                                2,819              2,667              2,376
   Other countries                                                 365                280                197
                                                      ------------------ ------------------ -----------------
Total long lived assets                                       $ 12,914           $ 12,881           $ 13,094
                                                      ================== ================== =================

Net sales are attributed to countries based on the location of the subsidiary where the sale occurs.

The Company did not have sales to any single customer which exceeded 10% of the Company's total net sales in 2003, 2002 and 2001.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2003


L.  Guarantor and Non-Guarantor Subsidiaries

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

Summarized consolidating balance sheets for 2003 and 2002 and consolidating statements of operations and cash flow statements for 2003, 2002, and 2001 for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries are as follows (in thousands):

                                                 Combined        Combined
                                                 Guarantor     Non-Guarantor
December 31, 2003:              The Company    Subsidiaries    Subsidiaries    Eliminations       Total
                              -------------------------------------------------------------------------------
Current assets:
   Cash and cash equivalents       $    114        $    734        $      3       $       -         $    851
   Accounts receivable, net               -          17,951          14,338             (63)          32,226
   Inventories                            -          19,925           4,609               -           24,534
   Deferred income taxes                 81               -             372            (188)             265
   Other current assets                  51             647           2,061          (1,817)             942
                              -------------------------------------------------------------------------------
Total current assets                    246          39,257          21,383          (2,068)          58,818
Property, plant, and
   equipment, net                         -           8,182           4,732               -           12,914
Goodwill                                  -          13,031             832               -           13,863
Investment in subsidiaries           60,009          21,520               -         (81,529)               -
Deferred financing costs              1,690               -               -               -            1,690
Other assets                         12,285           2,023               -         (13,830)             478
                              -------------------------------------------------------------------------------
Total assets                       $ 74,230        $ 84,013        $ 26,947       $ (97,427)        $ 87,763
                              ===============================================================================
Current liabilities:
   Notes payable                   $      -        $ 11,298        $  3,393       $    (731)        $ 13,960
   Trade accounts payable                34          12,922          11,810             (63)          24,703
   Accrued compensation and
     employee benefits                   42           6,006           1,375               -            7,423
   Accrued interest                   3,300               -               -               -            3,300
   Other accrued liabilities            878           5,737           4,441          (2,535)           8,521
   Current maturities of
     long-term obligations                -           2,456              90               -            2,546
   Senior Notes in default          120,000               -               -               -          120,000
                              -------------------------------------------------------------------------------
Total current liabilities           124,254          38,419          21,109          (3,329)         180,453
Pension obligation                        -             341               -               -              341
Deferred income taxes                     -          12,860               -         (11,985)             875
Other long-term obligations               -             196           1,131            (958)             369
Stockholder's equity
  (deficit)                         (50,024)         32,197           4,707         (81,155)         (94,275)
                              -------------------------------------------------------------------------------
Total liabilities and
   stockholder's equity
   (deficit)                       $ 74,230        $ 84,013        $ 26,947       $ (97,427)        $ 87,763
                              ===============================================================================

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2003


L.  Guarantor and Non-Guarantor Subsidiaries - Continued

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
                              ===============================================================================

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2003


L.  Guarantor and Non-Guarantor Subsidiaries - Continued

                                                        Combined       Combined
                                                        Guarantor    Non-Guarantor
                                         The Company  Subsidiaries   Subsidiaries   Eliminations      Total
                                        ------------------------------------------------------------------------
Year ended December 31, 2003:
Net sales                                 $       -     $ 149,680        $ 44,906        $ (245)    $ 194,341
Cost of products sold                             -       125,581          42,329          (245)      167,665
                                        ------------------------------------------------------------------------
Gross profit                                      -        24,099           2,577             -        26,676
Total operating expenses                      1,434        16,899           4,868             -        23,201
                                        ------------------------------------------------------------------------
Operating income (loss)                      (1,434)        7,200          (2,291)            -         3,475
Interest expense                             13,731         1,200             349             -        15,280
Interest income                                 (15)            -               -             -           (15)
Miscellaneous, net                              473           607            (241)            -           839
                                        ------------------------------------------------------------------------
Income (loss) before income taxes           (15,623)        5,393          (2,399)            -       (12,629)
Income tax expense (benefit)                 (2,294)        2,294               4             -             4
                                        ------------------------------------------------------------------------
Net income (loss)                         $ (13,329)    $   3,099        $ (2,403)       $    -     $ (12,633)
                                        ========================================================================



                                                        Combined       Combined
                                                        Guarantor    Non-Guarantor
                                         The Company  Subsidiaries   Subsidiaries   Eliminations      Total
                                        ------------------------------------------------------------------------
Year ended December 31, 2002:
Net sales                                 $       -    $  148,561        $ 36,415         $   -     $ 184,976
Cost of products sold                             -       123,391          31,811             -       155,202
                                        ------------------------------------------------------------------------
Gross profit                                      -        25,170           4,604             -        29,774
Total operating expenses                      1,151        17,712           4,266             -        23,129
                                        ------------------------------------------------------------------------
Operating income (loss)                      (1,151)        7,458             338             -         6,645
Interest expense                             13,759         1,541             107             -        15,407
Interest income                                (187)            -               -             -          (187)
Miscellaneous, net                               13           126             (25)            -           114
                                        ------------------------------------------------------------------------
Income (loss) before income taxes and
   cumulative effect of change in
   accounting principle                     (14,736)        5,791             256             -        (8,689)
Income tax expense (benefit)                 (2,436)        2,436               3             -             3
                                        ------------------------------------------------------------------------
Income (loss) before cumulative effect
of change in accounting principle           (12,300)        3,355             253             -        (8,692)
Cumulative effect of change in
   accounting principle                           -        (3,850)              -             -        (3,850)
                                        ------------------------------------------------------------------------
Net income (loss)                         $ (12,300)   $     (495)       $    253         $   -     $ (12,542)
                                        ========================================================================


                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2003


L.  Guarantor and Non-Guarantor Subsidiaries - Continued

                                                        Combined       Combined
                                                        Guarantor    Non-Guarantor
                                         The Company  Subsidiaries   Subsidiaries   Eliminations      Total
                                        ------------------------------------------------------------------------
Year ended December 31, 2001:
Net sales                                 $       -   $   160,308       $  32,422       $   (19)   $  192,711
Cost of products sold                             -       134,362          28,213           (19)      162,556
                                        ------------------------------------------------------------------------
Gross profit                                      -        25,946           4,209             -        30,155
Total operating expenses                      1,005        17,512           3,940             -        22,457
                                        ------------------------------------------------------------------------
Operating income (loss)                      (1,005)        8,434             269             -         7,698
Interest expense                             13,766         1,794             227             -        15,787
Interest income                                (639)            -               -             -          (639)
Miscellaneous, net                              688           382            (107)            -           963
                                        ------------------------------------------------------------------------
Income (loss) before income taxes           (14,820)        6,258             149             -        (8,413)
Income tax expense (benefit)                 (5,925)        4,424               4             -        (1,497)
                                        ------------------------------------------------------------------------
Net income (loss)                         $  (8,895)  $     1,834       $     145       $     -    $   (6,916)
                                        ========================================================================

                                                        Combined       Combined
                                                        Guarantor    Non-Guarantor
                                         The Company  Subsidiaries   Subsidiaries   Eliminations      Total
                                        ------------------------------------------------------------------------

Year ended December 31, 2003:
Net cash  provided by (used in)
   operating activities                   $ (14,785)     $  8,332         $  1,068        $  (9)    $  (5,394)

Investing activities:
   Purchases of property, plant and
     equipment                                    -          (454)            (327)           -          (781)
   Proceeds from disposals of PP&E                -            90                3            -            93
                                        ------------------------------------------------------------------------
Net cash used in investing activities             -          (364)            (324)           -          (688)

Financing activities:
   Net increase in borrowings on notes
     payable                                      -         1,257              581            -         1,838
   Principal payments on long-term
     obligations                                  -          (512)             (77)           -          (589)
   Distributions for interest on
     senior notes                            10,550       (10,550)               -            -             -
   Intercompany loan activity                  (175)        1,415           (1,240)           -             -
                                        ------------------------------------------------------------------------
Net cash provided by (used in)
   financing activities                      10,375        (8,390)            (736)           -         1,249
Exchange rate changes on cash                     -            47               (7)           9            49
                                        ------------------------------------------------------------------------
Increase (decrease) in cash and cash
   equivalents                               (4,410)         (375)               1            -        (4,784)
Cash and cash equivalents at beginning
   of year                                    4,524         1,109                2            -         5,635
                                        ------------------------------------------------------------------------
Cash and cash equivalents at end of
   year                                   $     114      $    734         $      3        $   -     $     851
                                        ========================================================================

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2003


L.  Guarantor and Non-Guarantor Subsidiaries - Continued

                                                        Combined       Combined
                                                        Guarantor    Non-Guarantor
                                         The Company  Subsidiaries   Subsidiaries   Eliminations      Total
                                        ------------------------------------------------------------------------

Year ended December 31, 2002:
Net cash  provided by (used in)
   operating activities                   $ (14,449)     $ 13,191          $  (303)       $   1     $  (1,560)

Investing activities:
   Purchases of property, plant and
     equipment                                    -          (736)            (544)           -        (1,280)
   Proceeds from disposals of PP&E                -            36               17            -            53
                                        ------------------------------------------------------------------------
Net cash used in investing activities             -          (700)            (527)           -        (1,227)

Financing activities:
   Net increase (decrease) in
     borrowings on notes payable                  -        (6,559)           1,179            -        (5,380)
   Principal payments on long-term
     obligations                                  -          (874)             (29)           -          (903)
   Distributions for interest on
     senior notes                             6,550        (6,550)               -            -             -
   Intercompany loan activity                  (125)        1,119             (994)           -             -
                                        ------------------------------------------------------------------------
Net cash provided by (used in)
   financing activities                       6,425       (12,864)             156            -        (6,283)
Exchange rate changes on cash                     -           (36)              70           (1)           33
                                        ------------------------------------------------------------------------
Decrease in cash and cash equivalents        (8,024)         (409)            (604)           -        (9,037)
Cash and cash equivalents at beginning
   of year                                   12,548         1,518              606            -        14,672
                                        ------------------------------------------------------------------------
Cash and cash equivalents at end of
   year                                   $   4,524      $  1,109          $     2        $   -     $   5,635
                                        ========================================================================

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2003


L.  Guarantor and Non-Guarantor Subsidiaries - Continued

                                                        Combined       Combined
                                                        Guarantor    Non-Guarantor
                                         The Company  Subsidiaries   Subsidiaries   Eliminations      Total
                                        ------------------------------------------------------------------------

Year ended December 31, 2001:
Net cash  provided by (used in)
   operating activities                   $ (13,932)     $ 11,975          $ 2,226       $   (1)    $     268

Investing activities:
   Purchases of property, plant and
     equipment                                    -          (694)            (264)           -          (958)
   Proceeds from disposals of PP&E                -            69               44            -           113
   Acquisition of business                        -        (1,607)               -            -        (1,607)
                                        ------------------------------------------------------------------------
Net cash used in investing activities             -        (2,232)            (220)           -        (2,452)

Financing activities:
   Net increase (decrease) in
     borrowings on notes payable                  -         2,267           (1,220)           -         1,047
   Principal payments on long-term
     obligations                                  -          (985)             (41)           -        (1,026)
   Distributions for interest on
     senior notes                            10,223       (10,223)               -            -             -
   Intercompany loan activity                     -           174             (174)           -             -
                                        ------------------------------------------------------------------------
Net cash provided by (used in)
   financing activities                      10,223        (8,767)          (1,435)           -            21
Exchange rate changes on cash                     -           (23)             (85)           1          (107)
                                        ------------------------------------------------------------------------
Increase (decrease) in cash and cash
   equivalents                               (3,709)          953              486            -        (2,270)
Cash and cash equivalents at beginning
   of year                                   16,257           565              120            -        16,942
                                        ------------------------------------------------------------------------
Cash and cash equivalents at end of
   year                                   $  12,548      $  1,518          $   606       $    -     $  14,672
                                        ========================================================================

M.  Commitments and Contingencies

The Company is not a party to any pending legal proceeding which it believes could have a material adverse effect upon its results of operations or financial condition, or to any other pending legal proceedings other than ordinary, routine litigation incidental to its business.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

As of December 31, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the Securities and Exchange Commission. There were no significant changes in the Company's internal controls over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

The following table sets forth certain information regarding the directors and executive officers of the Company, as of March 15, 2004:

Name                           Age    Position with the Company

Robert W. Hale                 57     President and Chief Executive Officer
James L. Smothers              47     Vice President
Jimmy L. Dickinson             61     Vice President and Chief Financial Officer
Edward F. Crawford             64     Director
Donald F. Hastings             75     Director
C. Wesley McDonald             63     Director
Robert J. Tomsich              73     Director
James W. Wert                  57     Director

Set forth below is a brief description of the business experience of each director and executive officer of the Company.

Mr. Hale was appointed President and Chief Executive Officer of the Company effective November 4, 2002. Before joining the Company, Mr. Hale had served as President and Chief Executive Officer of Joy Global's P&H Mining Equipment Company since 1995 and prior to that time, he served as Vice President and General Manager of P&H Material Handling.

Mr. Smothers has served as Vice President of the Company since October 2001 and has also served as Vice President of Continental Conveyor & Equipment Company since August 1999 and Executive Vice President of Continental Conveyor & Equipment Company since October 2001. In addition to the foregoing, Mr. Smothers served as Director of International Sales and Manager of Systems Engineering of Continental Conveyor & Equipment Company from 1992 through 1999 and Managing Director of CCE Pty. Ltd. in 1999.

Mr. Dickinson has served as Vice President and Chief Financial Officer of the Company since its inception. Mr. Dickinson has also served as Vice President of Finance of Continental Conveyor & Equipment Company since 1973 and as a Director of CCE Pty. Ltd. since 1996.

Mr. Crawford has served as a Director of the Company since its inception. In addition to his service with the Company, Mr. Crawford has served as Chairman and Chief Executive Officer and a Director of Park-Ohio Industries, Inc. since 1992.

Mr. Hastings has served as a Director of the Company since its inception. In addition to his service with the Company, Mr. Hastings served as Chairman and Chief Executive Officer and as Director of Lincoln Electric Company from 1992 to 1997. Since 1998, Mr. Hastings has also served as a Director of Paragon Corporate Holdings, Inc., a sister corporation of the Company.

Mr. McDonald has served as a Director of the Company since August 2000. Prior to his service with the Company, Mr. McDonald served as Executive Vice President of Operations for Consol Inc. from 1985 to his retirement in 1999.

Mr. Robert Tomsich has served as a Director of the Company since its inception. In addition, Mr. Robert Tomsich has served as President and Director of Nesco, Inc. (including predecessors of Nesco, Inc.) since 1956. Since 1997, Mr. Tomsich has also served as a Director of Paragon Corporate Holdings, Inc., a sister corporation of the Company.

Mr. Wert has served as a Director of the Company since its inception. In addition, Mr. Wert is President of Clanco Management Corporation, an investment advisory firm located in Cleveland, Ohio. Prior to his service with the Company, he held a number of executive management positions including Chief Financial Officer and Chief Investment Officer over his twenty year career with KeyCorp, a financial services company based in Cleveland, Ohio, and its predecessor, Society Corporation. He serves on the Board of Directors of Park-Ohio Holdings, Inc., Cleveland, Ohio, and Marlin Leasing Corporation, Philadelphia, Pennsylvania. Since 1998, Mr. Wert has also served as a Director of Paragon Corporate Holdings, Inc., a sister corporation of the Company.

Audit Committee Membership
The Company does not have a separately designated audit committee. The Company's entire board of directors acts as the audit committee.

Audit Committee Financial Expert
The Company's board of directors has determined that the Company does not have an audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Securities Exchange Act of 1934.

Item 11.  Executive Compensation

The following table sets forth certain information concerning compensation of the Company's Chief Executive Officer and other most highly compensated officers of the Company having total annual salary and bonus in excess of $100,000.


                                                                                     Other Annual
Name and Principal Position                   Year       Salary        Bonus       Compensation (1)


Robert W. Hale, President and Chief           2003      $ 458,400    $ 250,000           $ 58,282
    Executive Officer                         2002         76,400            -                  -

Jimmy L. Dickinson, Vice President and        2003        149,985       15,978             11,824
    Chief Financial Officer                   2002        146,700       44,443             18,257
                                              2001        142,410       48,869             13,990

James Smothers, Vice President                2003        156,825       15,892             10,083
                                              2002        151,125       18,588              9,597
                                              2001        127,600       18,706              8,208


(1) Amounts shown reflect contributions made by the Company on behalf of the named executives under the Continental Conveyor & Equipment Company Savings and Profit Sharing Plan, the Continental Conveyor & Equipment Retirement Plan for Salaried and Hourly (Non-Union) Employees at Salyersville, Kentucky, and the Continental Global Group, Inc. Phantom Stock Plan. No amounts shown were received by any of the named executives.

Director Compensation

Each director of the Company not employed by the Company or any entity affiliated with the Company received $18,750 for serving as a director of the Company during the year. In addition, Mr. Crawford and Mr. Wert received an additional $37,500 for serving on a special committee. Also, the Company will reimburse such director for their travel and other expenses incurred in connection with attending meetings of the Board of Directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of the outstanding equity securities of the Company as of June 30, 2004:

Number of Shares   Title of Class                    Name and Address of
                                                     Beneficial Owner

100                Common Stock, $0.01 par value     N.E.S. Investment Co.
                                                     6140 Parkland Boulevard
                                                     Mayfield Heights, OH  44124

All of the Company's issued and outstanding capital stock is owned by N.E.S. Investment Co., which is 100 percent beneficially owned by Mr. Robert J. Tomsich. Mr. Tomsich may be deemed to be the beneficial owner of the Company's capital stock.

Item 13.  Certain Relationships and Related Transactions

Company Formation

The Company is a Delaware corporation formed on February 4, 1997, for the purpose of serving as a holding company for the operations conducted by Continental (including the BCE Subsidiaries) and Goodman. All of the capital stock of the Company has been issued to NES Group, Inc., which in turn, transferred to the Company all of the outstanding capital stock of Continental and Goodman. As a result, the Company is a wholly owned subsidiary of NES Group, Inc., and each of Continental and Goodman is a wholly owned subsidiary of the Company.

Management Agreement

Effective April 1, 1997, the Company and Nesco, Inc. entered into a management agreement ("Management Agreement"), the material terms of which are summarized below. All of the outstanding capital stock of Nesco, Inc. is beneficially owned by Robert J. Tomsich. Under the Management Agreement, Nesco, Inc., has agreed to provide general management oversight services on a regular basis for the benefit of the Company, in regard to business activities involving financial results, legal issues, and long term planning relative to current operations and acquisitions. Business development services include assistance in identifying and acquiring potential acquisition candidates, including negotiations and contractual preparations in connection therewith. Financial planning includes assistance in developing banking relationships and monitoring cash investments through professional money management accounts. Under the terms of the Management Agreement, the Company has agreed to pay Nesco, Inc. a management fee for such services equal to 5% of the Company's earnings before interest and estimated taxes, depreciation, amortization, and other expense (income). The aggregate amount expensed for management fees in 2003 under the Management Agreement was $299,793. The management fee is payable in monthly installments. The Management Agreement will remain in effect until terminated by either party upon not less than 60 days written notice prior to an anniversary date of the Management Agreement.

The Company will also separately employ, as required, independent auditors, outside legal counsel, and other consulting services. Such services will be paid directly by the Company.

Item 14.  Principal Accountant Fees and Services

Audit Fees
The aggregate fees for professional services rendered by Ernst & Young LLP in connection with the audit of the Company's annual financial statements for the fiscal years ended December 31, 2003 and 2002, for review of the financial information included in the Company's quarterly reports on Form 10-Q for such fiscal years, and in connection with statutory and regulatory filings for such fiscal years, were approximately $454,000 and $359,000, respectively.

Tax Fees
The aggregate fees for services rendered by Ernst & Young LLP in connection with income tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2003 and 2002 were approximately $22,000 and $19,000, respectively.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit
Services
The audit committee has considered whether the provision of non-audit services by the auditors is compatible with maintaining the independence of the auditors.

All auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its independent auditor must be pre-approved by the audit committee. All audit and non-audit services provided by the independent auditors during 2003 were approved by the audit committee.

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

             (a) Documents Filed as Part of this Report:

                 1. Consolidated Financial Statements.

                    The consolidated financial statements listed below together with the report thereon of the independent registered public accounting firm dated June 7, 2004, except for the fourth and sixth paragraphs of Note A and the sixth paragraph of Note E, as to which the date is July 13, 2004, are included in Item 8.

                    Report of Independent Registered Public Accounting Firm.

                    Consolidated Balance Sheets at December 31, 2003 and 2002.

                    Consolidated Statements of Operations for each of the three years in the period ended December 31, 2003.

                    Consolidated Statements of Stockholder's Equity (Deficit) for each of the three years in the period ended December 31, 2003.

                    Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2003.

                    Notes to Consolidated Financial Statements.

                 2.  Financial Statement Schedules

                    No consolidated financial statement schedules are presented because the schedules are not required, the information is not present, or not present in amounts sufficient to require submission of the schedules or the required information is included in the Consolidated Financial Statements.

                 3. Exhibits Required to be Filed by Item 601 of Regulation S-K.

                    The information required by this paragraph is contained in the Index of Exhibits to this report.

             (b) Reports on Form 8-K.

                 No reports on Form 8-K were filed during the last quarter of the period covered by this report.

Signatures

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 19th day of July, 2004.

                                   CONTINENTAL GLOBAL GROUP, INC.

                                   By:  /s/ Robert W. Hale
                                   Name: Robert W. Hale
                                   Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                                                            Title                         Date

/s/ Robert W. Hale                            President and Chief Executive Officer                July 19, 2004
-----------------------------------------
Robert W. Hale                                (Principal Executive Officer)

/s/ Jimmy L. Dickinson                        Vice President and Chief Financial Officer           July 19, 2004
-----------------------------------------
Jimmy L. Dickinson                            (Principal Financial Officer and Principal
                                               Accounting Officer)

/s/ Edward F. Crawford                        Director                                             July 19, 2004
-----------------------------------------
Edward F. Crawford

/s/ Donald F. Hastings                        Director                                             July 19, 2004
-----------------------------------------
Donald F. Hastings

/s/ C. Wesley McDonald                        Director                                             July 19, 2004
-----------------------------------------
C. Wesley McDonald

/s/ Robert J. Tomsich                         Director                                             July 19, 2004
-----------------------------------------
Robert J. Tomsich

/s/ James W. Wert                             Director                                             July 19, 2004
-----------------------------------------
James W. Wert

Supplemental information to be furnished with reports filed pursuant to Section 15(d) of the Act by registrants which have not registered securities pursuant to
Section 12 of the Act.

No annual report to security holders covering the registrant's last fiscal year and no proxy statement, form of proxy, or other proxy soliciting material with respect to any annual or other meeting of security holders has been or will be sent to security holders.

                         Continental Global Group, Inc.

                                    Form 10-K

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

    3.2       By-Laws of Continental Global Group, Inc., as currently in      *
              effect.

    3.3       Certificate of Incorporation of Continental Conveyor &          *
              Equipment Company, as currently in effect.

    3.4       By-Laws of Continental Conveyor & Equipment Company, as         *
              currently in effect.

    3.5       Certificate of Incorporation of Goodman Conveyor Company, as    *
              currently in effect.

    3.6       By-Laws of Goodman Conveyor Company, as currently in effect.    *

    4.1 Indenture, dated as of April 1, 1997, among Continental Global * Group, Inc., Continental Conveyor & Equipment Company, Goodman Conveyor Company, and the Trustee (containing, as exhibits, specimens of the Series A Notes and the Series B Notes).

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

    10.6 Forbearance Agreement, effective as of April 26, 2004, by and among Continental Global Group, Inc., N.E.S. Investment Co., and CFSC Wayland Advisers, Inc.

    10.7 Forbearance Agreement, effective as of May 1, 2004, by and among Bank One, NA, Continental Conveyor & Equipment Company, and Goodman Conveyor Company.

    10.8 Amendment 1, dated as of May 27, 2004, to Forbearance Agreement effective as of April 26, 2004, by and among Continental Global Group, Inc., N.E.S. Investment Co., and CFSC Wayland Advisers, Inc.

    10.9 Forbearance Agreement, effective as of June 1, 2004, by and among Bank One, NA, Continental Conveyor & Equipment Company, and Goodman Conveyor Company.

   10.10 Amendment 2, dated as of June 14, 2004, to Forbearance Agreement effective as of April 26, 2004, by and among Continental Global Group, Inc., N.E.S. Investment Co., and CFSC Wayland Advisers, Inc.

   10.11 Forbearance Agreement, effective as of June 15, 2004, by and among Bank One, NA, Continental Conveyor & Equipment Company, and Goodman Conveyor Company.

   10.12 Commitment Letter, dated as of July 12, 2004, from Bank One, NA to Continental Conveyor & Equipment Company, Goodman Conveyor Company, and Continental Global Group, Inc.

   10.13 Amendment 3, dated as of July 13, 2004, to Forbearance Agreement effective as of April 26, 2004, by and among Continental Global Group, Inc., N.E.S. Investment Co., and Wayzata Advisers LLC.

   10.14 Forbearance Agreement, effective as of July 13, 2004, by and among Bank One, NA, Continental Conveyor & Equipment Company, and Goodman Conveyor Company.

     12 Statement regarding computation of ratio of earnings to fixed charges

     21       Subsidiaries of registrant

    31.1      Certification of the Chief Executive Officer pursuant to
              Section 302 of the Sarbanes-Oxley Act of 2002

    31.2      Certification of the Chief Financial Officer pursuant to
              Section 302 of the Sarbanes-Oxley Act of 2002

     32 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18, U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



Certain instruments with respect to long-term debt have not been filed as exhibits as the total amount of securities authorized under any one of such instruments does not exceed 10 percent of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant agrees to furnish to the Commission a copy of each such instrument upon request.

* Incorporated by reference from Form S-4 Registration Number 333-27665 filed under the Securities Act of 1933.