Form 10-Q
period 2004-03-31
CONTINENTAL CONVEYOR & EQUIPMENT CO; CONTINENTAL GLOBAL GROUP INC; GOODMAN CONVEYOR CO
filed 2004-07-23
CIK 24008, 1039785, 1039786

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

       Quarterly Report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2004

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

                                      INDEX

                         CONTINENTAL GLOBAL GROUP, INC.

                                                                                                              Page
Part I      Financial Information                                                                            Number

            Item 1            Financial Statements (Unaudited)                                                      1

                              Condensed Consolidated Balance Sheets
                              March 31, 2004 and December 31, 2003                                                  2

                              Condensed Consolidated Statements of Operations
                              Three Months ended March 31, 2004 and 2003                                            3

                              Condensed Consolidated Statements of Cash Flows
                              Three Months ended March 31, 2004 and 2003                                            4

                              Notes to Condensed Consolidated Financial Statements                               5-14

            Item 2            Management's Discussion and Analysis of Financial Condition and Results of
                              Operations                                                                        15-19

            Item 3            Quantitative and Qualitative Disclosures about Market Risk                           20

            Item 4            Controls and Procedures                                                              20

Part II     Other Information

            Item 1            Legal Proceedings                                                                    21

            Item 3            Defaults upon Senior Securities                                                      21

            Item 6            Exhibits and Reports on Form 8-K                                                     21

            Signatures                                                                                             22

Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

                         Continental Global Group, Inc.

                      Condensed Consolidated Balance Sheets

                                                                         March 31            December 31
                                                                           2004                 2003
                                                                    -------------------- --------------------
                                                                        (Unaudited)            (Audited)
Assets:
Current assets:
   Cash and cash equivalents                                              $    933,359        $    850,727
   Accounts receivable, net                                                 33,752,610          32,225,793
   Inventories                                                              27,711,096          24,534,307
   Deferred income taxes                                                       285,351             264,770
   Other current assets                                                      1,090,892             942,179
                                                                    -------------------- --------------------
Total current assets                                                        63,773,308          58,817,776

Property, plant and equipment                                               32,727,055          32,269,483
Less accumulated depreciation                                               20,059,511          19,355,298
                                                                    -------------------- --------------------
                                                                            12,667,544          12,914,185

Goodwill                                                                    13,879,650          13,863,527
Deferred financing costs                                                     1,559,706           1,689,682
Other assets                                                                   471,021             477,631
                                                                    -------------------- --------------------

                                                                          $ 92,351,229        $ 87,762,801
                                                                    ==================== ====================
Liabilities and Stockholder's Equity (Deficit):
Current liabilities:
   Notes payable                                                          $ 15,377,276        $ 13,960,369
   Trade accounts payable                                                   29,034,241          24,703,137
   Accrued compensation and employee benefits                                5,233,268           7,422,648
   Accrued interest on senior notes                                          6,600,000           3,300,000
   Other accrued liabilities                                                 8,375,039           8,520,662
   Current maturities of long-term obligations                               2,368,366           2,546,055
   Senior notes in default                                                 120,000,000         120,000,000
                                                                    -------------------- --------------------
Total current liabilities                                                  186,988,190         180,452,871

Pension obligations                                                            490,836             340,836
Deferred income taxes                                                          870,919             874,783
Other long-term obligations, less current maturities                           487,897             369,449

Stockholder's equity (deficit):
   Common stock, $0.01 par value, authorized 5,000,000 shares,
     issued and outstanding 100 shares                                               1                   1
   Paid-in capital                                                           1,993,687           1,993,687
   Accumulated deficit                                                     (92,508,803)        (90,287,074)
   Accumulated other comprehensive loss                                     (5,971,498)         (5,981,752)
                                                                    -------------------- --------------------
                                                                           (96,486,613)        (94,275,138)
                                                                    -------------------- --------------------

                                                                          $ 92,351,229        $ 87,762,801
                                                                    ==================== ====================

See notes to condensed consolidated financial statements.

                         Continental Global Group, Inc.

                 Condensed Consolidated Statements of Operations


                                                                     Three months ended March 31
                                                                       2004                2003
                                                                ------------------- -------------------
                                                                             (Unaudited)

Net sales                                                            $ 50,003,856        $ 42,572,936
Cost of products sold                                                  42,275,108          36,626,640
                                                                ------------------- -------------------
Gross profit                                                            7,728,748           5,946,296

Operating expenses:
   Selling and engineering                                              3,225,927           3,212,954
   General and administrative                                           2,763,155           2,552,816
   Management fee                                                         109,360              36,009
   Amortization expense                                                     6,590               6,591
   Restructuring charges                                                  115,457              14,005
                                                                ------------------- -------------------
Total operating expenses                                                6,220,489           5,822,375
                                                                ------------------- -------------------
Operating income                                                        1,508,259             123,921

Other expenses:
   Interest expense, net                                                3,830,169           3,721,601
   Miscellaneous, net                                                    (100,181)            190,066
                                                                ------------------- -------------------
Total other expenses                                                    3,729,988           3,911,667
                                                                ------------------- -------------------

Net loss                                                             $ (2,221,729)       $ (3,787,746)
                                                                =================== ===================


See notes to condensed consolidated financial statements.

                         Continental Global Group, Inc.

                 Condensed Consolidated Statements of Cash Flows


                                                                         Three months ended March 31
                                                                         2004                   2003
                                                                 ---------------------- ---------------------
                                                                                 (Unaudited)

Operating activities:
   Net loss                                                             $ (2,221,729)          $ (3,787,746)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
     Provision for depreciation and amortization                             569,580                560,250
     Amortization of deferred financing costs                                129,976                129,975
     Loss (gain) on disposal of assets                                        (3,093)                15,119
     Changes in operating assets and liabilities                             525,874                159,501
                                                                 ---------------------- ---------------------
Net cash used in operating activities                                       (999,392)            (2,922,901)
                                                                 ---------------------- ---------------------

Investing activities:
   Purchases of property, plant, and equipment                              (125,820)               (89,847)
   Proceeds from sale of property, plant, and equipment                        5,915                 20,547
                                                                 ---------------------- ---------------------
Net cash used in investing activities                                       (119,905)               (69,300)
                                                                 ---------------------- ---------------------

Financing activities:
   Net increase in borrowings on notes payable                             1,324,459              1,905,105
   Principal payments on long-term obligations                              (153,145)              (143,085)
                                                                 ---------------------- ---------------------
Net cash provided by financing activities                                  1,171,314              1,762,020
Effect of exchange rate changes on cash                                       30,615                    738
                                                                 ---------------------- ---------------------
Increase (decrease) in cash and cash equivalents                              82,632             (1,229,443)
Cash and cash equivalents at beginning of period                             850,727              5,635,042
                                                                 ---------------------- ---------------------

Cash and cash equivalents at end of period                              $    933,359           $  4,405,599
                                                                 ====================== =====================

See notes to condensed consolidated financial statements.

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 March 31, 2004


A.  Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes of Continental Global Group, Inc. and subsidiaries for the year ended December 31, 2003, included in the Company's Form 10-K.

The Company's consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfactions of liabilities in the normal course of business.

The Company has incurred recurring losses which totaled approximately $2,222,000 for the three months ended March 31, 2004, and approximately $12,633,000 and $12,542,000 during the years ended December 31, 2003 and 2002, respectively. The Company also had working capital deficiencies of approximately $123,215,000 and $121,635,000 at March 31, 2004 and December 31, 2003, respectively. The recurring losses are primarily the result of substantial debt service obligations because the Company is highly leveraged and its current cash flows from operations have been insufficient to service the interest expense on its existing debt obligations.

The Company was not in compliance with certain covenants under its revolving credit facilities as of December 31, 2003 or March 31, 2004, resulting in a cross default under the terms of the Company's Senior Notes. In addition, the Company failed to make its $6,600,000 semi-annual interest payment for the Senior Notes due on April 1, 2004. Following expiration of the 30-day grace period provided for in the indenture, the Senior Notes were in default and the Company has subsequently received a notice of default from the Trustee for the Senior Notes. Accordingly, the Senior Notes have been recorded as current liabilities in the condensed consolidated balance sheet. However, on April 26, 2004, the Company entered into a forbearance agreement with the holders of a majority interest ("Majority Holders") of the Senior Notes which instructed the Trustee for the Senior Notes to refrain from taking any action with respect to the default prior to May 31, 2004. On May 27, 2004, June 14, 2004, and July 13, 2004, this agreement was amended to extend the forbearance agreement until July 23, 2004.

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

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 March 31, 2004



A.  Organization and Basis of Presentation (Continued)

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

The condensed consolidated financial statements do not include any adjustments to reflect any possible future effects of a restructuring of the Senior Notes.

B.  Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

C.  Inventories

Inventories, which consist of raw materials, manufactured and purchased parts, and work in process, are stated at the lower of cost or market. Since inventory records are maintained on a job order basis, it is not practical to segregate inventories into their major classes. The cost for approximately 57% of inventories at March 31, 2004 and December 31, 2003 is determined using the last-in, first-out (LIFO) method with the remainder determined using the first-in, first-out (FIFO) method. Had the FIFO method of inventory (which approximates replacement cost) been used to cost all inventories, inventories would have increased by approximately $1,436,000 and $1,316,000 at March 31, 2004 and December 31, 2003, respectively.

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 March 31, 2004



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

Balance as of January 1, 2004                   $ 1,275,401
Provision for warranties                            173,864
Settlements made during the period                  (61,765)
Effect of exchange rate changes                       7,885
                                            -----------------
Balance as of March 31, 2004                    $ 1,395,385
                                            =================

E.  Restructuring Charges

The Company incurred restructuring charges of approximately $115,000 and $14,000 in 2004 and 2003, respectively, related to changes in staffing and production requirements in its domestic operations. As part of this restructuring, in 2002 the Company developed a plan to discontinue the manufacturing operations in certain of its domestic facilities and merge these operations with other existing facilities. The process of merging the domestic operations began in 2003. However, in the fourth quarter of 2003, the Company hired a third-party consultant to re-evaluate the restructuring plan and make further recommendations. These recommendations are currently under review by the Company's management and board of directors. The additional cost of this restructuring has not been determined. The charges incurred in 2004 consist primarily of consulting fees while the charges incurred in 2003 consist primarily of severance costs associated with a reduction in personnel which occurred in 2002 and 2003. Total restructuring charges incurred since this plan was developed are approximately $822,000. As of March 31, 2004, the Company has paid approximately $387,000 of the charges incurred to date, with the majority of the remainder expected to be paid by 2008.

F.  Comprehensive Loss

The components of comprehensive loss for the three months ended March 31, 2004 and 2003 are as follows:

                                                                      Three months ended
                                                                           March 31
                                                                    2004              2003
                                                              -----------------------------------

Net loss                                                         $ (2,221,729)     $ (3,787,746)
Other comprehensive income (loss):
   Foreign currency translation adjustment                             37,077           151,187
   Change in fair value of derivative hedge, net of tax               (26,823)           43,263
                                                              -----------------------------------

Comprehensive loss                                               $ (2,211,475)     $ (3,593,296)
                                                              ===================================

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 March 31, 2004



G.  Employee Benefit Plans

As of March 31, 2004, the Company has made contributions of approximately $2,477,000, including a required contribution of $266,000 and a voluntary contribution of approximately $2,211,000 due to the underfunded status of the plan. The Company does not expect to make any further contributions in 2004.

The components of net periodic benefit cost for the three months ended March 31 are as follows:

                                                    2004              2003
                                              ----------------- ----------------
Service cost                                      $   50,950        $   46,717
Interest cost                                        115,570           110,401
Expected return on plan assets                      (127,960)          (78,318)
Amortization of prior service cost                     4,133             4,133
Recognized loss                                       14,933            17,626
                                              ----------------- ----------------
Net periodic benefit cost                         $   57,626        $  100,559
                                              ================= ================

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

                                 March 31, 2004



I.  Segment Information

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

                                                         Three months ended
                                                               March 31
                                                       2004               2003
                                                --------------------------------------
                                                            (in thousands)
Net sales:
   Conveyor equipment                                  $ 44,368           $ 36,695
   Manufactured housing products                          5,481              5,668
   Other                                                    155                210
                                                --------------------------------------
Total net sales                                        $ 50,004           $ 42,573
                                                ======================================

Segment operating income:
   Conveyor equipment                                  $  2,025           $    333
   Manufactured housing products                            103                184
   Other                                                     57                 77
                                                --------------------------------------
Total segment operating income                            2,185                594
   Management fee                                           109                 36
   Amortization expense                                       7                  7
   Restructuring charges                                    115                 14
   Corporate expense                                        446                413
                                                --------------------------------------
Total operating income                                    1,508                124
   Interest expense, net                                  3,830              3,722
   Miscellaneous, net                                      (100)               190
                                                --------------------------------------
Loss before income taxes                               $ (2,222)          $ (3,788)
                                                ======================================

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 March 31, 2004



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

Summarized consolidating balance sheets as of March 31, 2004 and December 31, 2003 for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries are as follows (in thousands):

                                                 Combined        Combined
                                                 Guarantor     Non-Guarantor
March 31, 2004:                 The Company    Subsidiaries    Subsidiaries    Eliminations       Total
                              -------------------------------------------------------------------------------
Current assets:
   Cash and cash equivalents      $      53        $    716        $    164       $       -         $    933
   Accounts receivable, net               -          22,828          10,959             (34)          33,753
   Inventories                            -          21,447           6,264               -           27,711
   Deferred income taxes                 81               -             374            (170)             285
   Other current assets                 333             549           1,830          (1,621)           1,091
                              -------------------------------------------------------------------------------
Total current assets                    467          45,540          19,591          (1,825)          63,773
Property, plant, and
   equipment, net                         -           7,941           4,726               -           12,667
Goodwill                                  -          13,043             837               -           13,880
Investment in subsidiaries           60,009          21,597               -         (81,606)               -
Deferred financing costs              1,560               -               -               -            1,560
Other assets                         12,980           2,602               -         (15,111)             471
                              -------------------------------------------------------------------------------
Total assets                      $  75,016        $ 90,723        $ 25,154       $ (98,542)        $ 92,351
                              ===============================================================================
Current liabilities:
   Notes payable                  $       -        $ 13,093        $  3,224       $    (940)        $ 15,377
   Trade accounts payable                10          18,511          10,556             (43)          29,034
   Accrued compensation and
     employee benefits                  104           3,921           1,208               -            5,233
   Accrued interest                   6,600               -               -               -            6,600
   Other accrued liabilities          1,414           5,663           4,038          (2,740)           8,375
   Current maturities of
     long-term obligations                -           2,354              15               -            2,369
   Senior notes in default          120,000               -               -               -          120,000
                              -------------------------------------------------------------------------------
Total current liabilities           128,128          43,542          19,041          (3,723)         186,988
Pension obligation                        -             491               -               -              491
Deferred income taxes                     -          13,551               -         (12,680)             871
Other long-term obligations               -             255           1,216            (983)             488
Stockholder's equity
  (deficit)                         (53,112)         32,884           4,897         (81,156)         (96,487)
                              -------------------------------------------------------------------------------
Total liabilities and
   stockholder's equity
   (deficit)                      $  75,016        $ 90,723        $ 25,154       $ (98,542)        $ 92,351
                              ===============================================================================

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 March 31, 2004



J.  Guarantor and Non-Guarantor Subsidiaries (Continued)

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

                                 March 31, 2004



J.  Guarantor and Non-Guarantor Subsidiaries (Continued)

Summarized consolidating statements of operations for the three months ended March 31, 2004 and 2003, respectively, for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries are as follows (in thousands):


                                                         Combined        Combined
                                                         Guarantor     Non-Guarantor
                                           The Company  Subsidiaries   Subsidiaries   Eliminations     Total
                                          ------------- ------------- --------------- ------------- -------------
Three months ended March 31, 2004:
Net sales                                    $      -     $ 37,324         $ 12,688         $  (8)     $ 50,004
Cost of products sold                               -       30,830           11,453            (8)       42,275
                                          ------------- ------------- --------------- ------------- -------------
Gross profit                                        -        6,494            1,235             -         7,729
Total operating expenses                          353        4,570            1,298             -         6,221
                                          ------------- ------------- --------------- ------------- -------------
Operating income (loss)                          (353)       1,924              (63)            -         1,508
Interest expense, net                           3,430          272              128             -         3,830
Miscellaneous, net                                  -          (92)              (8)            -          (100)
                                          ------------- ------------- --------------- ------------- -------------
Income (loss) before income taxes              (3,783)       1,744             (183)            -        (2,222)
Income tax expense (benefit)                     (695)         695                -             -             -
                                          ------------- ------------- --------------- ------------- -------------
Net income (loss)                            $ (3,088)    $  1,049         $   (183)        $   -      $ (2,222)
                                          ============= ============= =============== ============= =============



                                                          Combined       Combined
                                                          Guarantor    Non-Guarantor
                                           The Company  Subsidiaries   Subsidiaries   Eliminations     Total
                                          ------------- ------------- --------------- ------------- -------------
Three months ended March 31, 2003:
Net sales                                    $      -     $ 33,553          $ 9,046         $ (26)     $ 42,573
Cost of products sold                               -       28,198            8,455           (26)       36,627
                                          ------------- ------------- --------------- ------------- -------------
Gross profit                                        -        5,355              591             -         5,946
Total operating expenses                          449        4,231            1,142             -         5,822
                                          ------------- ------------- --------------- ------------- -------------
Operating income (loss)                          (449)       1,124             (551)            -           124
Interest expense, net                           3,427          238               57             -         3,722
Miscellaneous, net                                170           24               (4)            -           190
                                          ------------- ------------- --------------- ------------- -------------
Income (loss) before income taxes              (4,046)         862             (604)            -        (3,788)
Income tax expense (benefit)                     (398)         398                -             -             -
                                          ------------- ------------- --------------- ------------- -------------
Net income (loss)                            $ (3,648)    $    464          $  (604)        $   -      $ (3,788)
                                          ============= ============= =============== ============= =============

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 March 31, 2004



 J.  Guarantor and Non-Guarantor Subsidiaries (Continued)

Summarized consolidating cash flow statements for the three months ended March 31, 2004 and 2003, respectively, for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries are as follows (in thousands):

                                                        Combined        Combined
                                                        Guarantor     Non-Guarantor
                                          The Company  Subsidiaries   Subsidiaries   Eliminations     Total
                                         ------------- ------------- --------------- ------------- -------------

Three months ended March 31, 2004:
Net cash provided by (used in)
   operating activities                        $ (61)     $ (1,231)         $  293          $  -        $ (999)

Investing activities:
   Purchases of property, plant, and
    equipment                                      -           (55)            (71)            -          (126)
   Proceeds from sale of property,
     plant, and equipment                          -             6               -             -             6
                                         ------------- ------------- --------------- ------------- -------------
Net cash used in investing activities              -           (49)            (71)            -          (120)
                                         ------------- ------------- --------------- ------------- -------------

Financing activities:
   Net increase (decrease) in
     borrowings on notes payable                   -         1,797            (473)            -         1,324
   Principal payments on long-term
     obligations                                   -          (130)            (23)            -          (153)
   Intercompany loan activity                      -          (377)            377             -             -
                                         ------------- ------------- --------------- ------------- -------------
Net cash provided by (used in)
   financing activities                            -         1,290            (119)            -         1,171
Exchange rate changes on cash                      -           (28)             58             -            30
                                         ------------- ------------- --------------- ------------- -------------
Increase (decrease) in cash and cash
   equivalents                                   (61)          (18)            161             -            82
Cash and cash equivalents at beginning
   of period                                     114           734               3             -           851
                                         ------------- ------------- --------------- ------------- -------------
Cash and cash equivalents at end of
   period                                      $  53      $    716          $  164          $  -        $  933
                                         ============= ============= =============== ============= =============

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 March 31, 2004



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
                                         ============= ============= =============== ============= =============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company's Form 10-K for the year ended December 31, 2003.

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

Results of Operations

The following table sets forth, on a comparative basis, selected income statement data as a percentage of net sales for the three months ended March 31, 2004 and 2003.

                                     Three months ended
                                          March 31
                                 --------------------------
                                      2004         2003

Net sales                            100.0%       100.0%
Cost of products sold                 84.5         86.0
Gross profit                          15.5         14.0
SG&A expenses                         12.0         13.5
Management fee                         0.2          0.1
Restructuring charges                  0.3          0.1
Operating income                       3.0          0.3

Three months ended March 31, 2004, compared to three months ended March 31, 2003:

Net Sales
Net sales increased $7.4 million, or 17%, from $42.6 million in 2003 to $50.0 million in 2004. Net sales in the domestic operations of the Company's conveyor equipment segment increased $1.5 million due to improved sales volume in the mining equipment and conveyor components business areas. Net sales in the foreign operations of the Company's conveyor equipment segment increased $6.2 million. Changes in foreign currency translation rates resulted in $3.6 million of the increase in the foreign subsidiaries. The remaining increase in sales in the foreign subsidiaries primarily resulted from increases in Australia and the United Kingdom of $0.6 million and $1.7 million, respectively. The increase in Australia was due to improved market conditions in the coal industry and the increase in the United Kingdom was the result of increased sales of large system contracts. Net sales in the Company's manufactured housing and other segments decreased $0.2 million and $0.1 million, respectively.

Gross Profit
Gross profit increased $1.8 million, or 30%, from $5.9 million in 2003 to $7.7 million in 2004. Gross profit in the domestic operations of the Company's conveyor equipment segment increased $1.0 million due to a more favorable product mixture in the mining equipment business area and increased sales volume in the higher margin conveyor components business area. Gross profit in the foreign operations of the Company's conveyor equipment segment increased $0.8 million. Changes in foreign currency translation rates resulted in $0.4 million of this increase. The remaining increase in the foreign subsidiaries was primarily due to improved profit margins in the United Kingdom due to the increased sales volume resulting in more efficient utilization of overhead expenses.

SG&A Expenses
SG&A expenses increased $0.2 million, or 3%, from $5.8 million in 2003 to $6.0 million in 2004. The increase is almost entirely attributable to the Company's foreign subsidiaries. Foreign currency translation rates caused an increase in SG&A expenses of $0.4 million. Adjusted for foreign currency translation rates, SG&A expenses at the Australian and United Kingdom subsidiaries each decreased by $0.1 million.

Operating Income
Operating income increased $1.4 million, from $0.1 million in 2003 to $1.5 million in 2004. This increase resulted from the $1.8 million increase in gross profit, offset by the $0.2 million increase in SG&A expenses, a $0.1 million increase in management fees, and a $0.1 million increase in restructuring charges.

Restructuring Charges
The Company incurred restructuring charges of approximately $0.1 million and less than $0.1 million in 2004 and 2003 related to changes in staffing and production requirements in its domestic operations. As part of this restructuring, in 2002 the Company developed a plan to discontinue the manufacturing operations in certain of its domestic facilities and merge these operations with other existing facilities. The process of merging the domestic operations began in 2003. However, in the fourth quarter of 2003, the Company hired a third-party consultant to re-evaluate the restructuring plan and make further recommendations. These recommendations are currently under review by the Company's management and board of directors. The additional cost of this restructuring has not been determined. The charges incurred in 2004 consist primarily of consulting fees while the charges incurred in 2003 consist primarily of severance costs associated with a reduction in personnel which occurred in 2002 and 2003. Total restructuring charges incurred since this plan was developed are approximately $0.8 million. As of March 31, 2004, the Company has paid approximately $0.4 million of the charges incurred to date, with the majority of the remainder expected to be paid by 2008.

Backlog
Backlog at March 31, 2004 was $61.1 million, an increase of $26.1 million, or 75%, from $35.0 million at December 31, 2003. At March 31, 2004, backlog in the domestic operations of the Company's conveyor equipment segment was $20.5 million, an increase of $9.5 million from December 31, 2003, and backlog in the foreign operations of the Company's conveyor equipment segment was $40.6 million, an increase of $16.6 million from December 31, 2003. Management believes that approximately 95% of the backlog will be shipped in 2004.

Liquidity and Capital Resources

Net cash used in operating activities was $1.0 and $2.9 million for the three months ending March 31, 2004 and 2003, respectively. Net cash used in operating activities in 2004 resulted from a net loss of $2.2 million offset by non-cash expenses of $0.7 million and a net decrease in operating assets and liabilities of $0.5 million. Net cash used in operating activities in 2003 resulted from a net loss of $3.8 million offset by non-cash expenses of $0.7 million and a net decrease in operating assets and liabilities of $0.2 million. The reduction in net cash used in operating activities from 2003 to 2004 was due to the reduction in the net loss which resulted from higher net sales and improved gross profit margins.

Net cash used in investing activities was $0.1 million for the three months ending March 31, 2004 and 2003, and represents net purchases of property, plant, and equipment for both years.

Net cash provided by financing activities was $1.2 million and $1.8 million for the three months ending March 31, 2004 and 2003, respectively. Net cash provided by financing activities in 2004 resulted from a net increase in borrowings on notes payable of $1.3 million offset by principal payments on long-term obligations of $0.1 million. Net borrowings on notes payable under the Company's domestic credit facility increased $0.8 million and net borrowings on notes payable under the Company's various credit facilities at the foreign subsidiaries increased $0.5 million. Net cash provided by financing activities in 2003 resulted from a net increase in borrowings on notes payable of $1.9 million offset by principal payments on long-term obligations of $0.1 million. Net borrowings on notes payable under the Company's domestic credit facility increased $0.4 million while net borrowings on notes payable under the Company's various credit facilities at the foreign subsidiaries increased $1.5 million.

The Company's primary capital requirements consist of capital expenditures and debt service. The Company utilizes cash on hand and its available credit facilities to satisfy these requirements. The Company anticipates that capital expenditures in 2004, which will be primarily for maintenance capital, will approximate those made in 2003. In addition to the Company's debt service requirements for interest expense, as of March 31, 2004, the Company's domestic and foreign credit facilities had outstanding principal balances of approximately $10.0 million and $5.4 million, respectively.

The Company has incurred recurring losses which totaled approximately $2.2 million for the three months ended March 31, 2004, and approximately $12.6 million and $12.5 million during the years ended December 31, 2003 and 2002, respectively. The Company also had working capital deficiencies of approximately $123.2 million and $121.6 million at March 31, 2004 and December 31, 2003, respectively. The recurring losses are primarily the result of substantial debt service obligations because the Company is highly leveraged and its current cash flows from operations have been insufficient to service the interest expense on its existing debt obligations.

The Company was not in compliance with certain covenants under its revolving credit facilities as of December 31, 2003 or March 31, 2004, resulting in a cross default under the terms of the Company's Senior Notes. In addition, the Company failed to make its $6.6 million semi-annual interest payment for the Senior Notes due on April 1, 2004. Following expiration of the 30-day grace period provided for in the indenture, the Senior Notes were in default and the Company has subsequently received a notice of default from the Trustee for the Senior Notes. Accordingly, the Senior Notes have been recorded as current liabilities in the condensed consolidated balance sheet. However, on April 26, 2004, the Company entered into a forbearance agreement with the holders of a majority interest ("Majority Holders") of the Senior Notes which instructed the Trustee for the Senior Notes to refrain from taking any action with respect to the default prior to May 31, 2004. On May 27, 2004, June 14, 2004 and July 13, 2004, this agreement was amended to extend the forbearance agreement until July 23, 2004.

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

The credit facility of the Company's United Kingdom subsidiary matured on March 31, 2004. The subsidiary was not in compliance with its debt covenants at March 31, 2004. However, the subsidiary's principal lender has continued to allow the subsidiary to borrow under the facility to date at a reduced line of 2.25 million British pounds sterling. The subsidiary is currently in negotiations for a new agreement. The credit facility of the Company's Australian subsidiary also matured on March 31, 2004. The subsidiary's principal lender has continued to allow the subsidiary to borrow under the facility to date and the subsidiary is currently in negotiations for a new agreement.

At March 31, 2004, the Company had cash and cash equivalents of approximately $0.9 million and approximately $7.6 million available for use under its domestic credit facility, representing approximately $8.5 million of liquidity. At this time the ability of the Company to successfully extend its domestic and foreign revolving credit facilities maturing in 2004 and to restructure the terms of the Senior Notes is uncertain and subject to substantial risk. In the event that the Company is not successful in the restructuring of its Senior Notes, the Company may seek to implement the restructuring of its Senior Notes through a plan of reorganization under Chapter 11 of the Bankruptcy Code.

International Operations

The Company transacts business in a number of countries throughout the world and has facilities in the United States, Australia, the United Kingdom, and South Africa. As a result, the Company is subject to business risks inherent in non-U.S. operations, including political and economic uncertainty, import and export limitations, exchange controls and currency fluctuations. The Company believes that the risks related to its foreign operations are mitigated by the relative political and economic stability of the countries in which its largest foreign operations are located. As the U.S. dollar strengthens and weakens against foreign currencies in which the Company transacts business, its financial results will be affected. The principal foreign currencies in which the Company transacts business are the Australian dollar, the British pound sterling, and the South African rand. The fluctuation of the U.S. dollar versus other currencies resulted in increases to stockholder's equity (deficit) of approximately $.04 million and $0.15 million for the three months ended March 31, 2004 and 2003, respectively.

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

                                      Interest Rate Sensitivity
                                Principal Amount by Expected Maturity
                                        Average Interest Rate

                                                                                            Fair
                                                                                            Value,
(dollars in thousands)          2004          2005     2006     2007     2008     Total     3/31/04
------------------------------------------------------------------------------------------------------

Long-Term Obligations,
  including current portion
     Fixed Rate                 $ 120,000      $ -     $ -      $ -       $ -    $ 120,000   $ 18,000
     Average interest rate            11%


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

Item 4.  Controls and Procedures

As of March 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the Securities and Exchange Commission. There were no significant changes in the Company's internal controls over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 3.  Defaults upon Senior Securities

On April 1, 2004, the Company failed to make its $6.6 million semi-annual interest payment due for the 11% Senior Notes due 2007. Following expiration of the 30-day grace period provided for in the indenture, the Senior Notes were in default and the Company has subsequently received a notice of default from the Trustee for the Senior Notes.

Item 6.  Exhibits and Reports on Form 8-K

           (a) Exhibits: Refer to the index of exhibits.

           (b) Reports on Form 8-K;

                On April 1, 2004, the Company filed a Form 8-K regarding Regulation FD Disclosure, which contained as an Exhibit a letter of notification to Wells Fargo Bank, the Trustee of the Company's 11% Senior Notes due 2007, that the Company had determined to avail itself of the 30-day grace period for the payment of interest due on April 1, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CONTINENTAL GLOBAL GROUP, INC.

                                    By:  /s/ Jimmy L. Dickinson
                                        -----------------------
                                        Jimmy L. Dickinson

                                        Vice President and Chief Financial
                                        Officer (As duly authorized
                                        representative and as Principal
                                        Financial and Accounting Officer)

                                    CONTINENTAL CONVEYOR & EQUIPMENT COMPANY

                                    By:  /s/ Jimmy L. Dickinson
                                        -----------------------
                                        Jimmy L. Dickinson

                                        Vice President - Finance (As duly
                                        authorized representative and as
                                        Principal Financial and Accounting
                                        Officer)

                                    GOODMAN CONVEYOR COMPANY

                                    By:  /s/ J. Mark Etchberger
                                        -----------------------
                                        J. Mark Etchberger

                                        Controller (As duly authorized
                                        representative and as Principal
                                        Financial and Accounting Officer)


Date:  July 19, 2004

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

    10.6 Forbearance Agreement, effective as of April 26, 2004, by and among Continental Global Group, Inc., N.E.S. Investment Co., and CFSC Wayland Advisers, Inc. (Filed as Exhibit 10.6 to the Company's Form 10-K for the year ended December 31, 2003, and is incorporated herein by reference.)

    10.7 Forbearance Agreement, effective as of May 1, 2004, by and among Bank One, NA, Continental Conveyor & Equipment Company, and Goodman Conveyor Company. (Filed as Exhibit 10.7 to the Company's Form 10-K for the year ended December 31, 2003, and is incorporated herein by reference.)

    10.8 Amendment 1, dated as of May 27, 2004, to Forbearance Agreement effective as of April 26, 2004, by and among Continental Global Group, Inc., N.E.S. Investment Co., and CFSC Wayland Advisers, Inc. (Filed as Exhibit 10.8 to the Company's Form 10-K for the year ended December 31, 2003, and is incorporated herein by reference.)

    10.9 Forbearance Agreement, effective as of June 1, 2004, by and among Bank One, NA, Continental Conveyor & Equipment Company, and Goodman Conveyor Company. (Filed as Exhibit 10.9 to the Company's Form 10-K for the year ended December 31, 2003, and is incorporated herein by reference.)

   10.10 Amendment 2, dated as of June 14, 2004, to Forbearance Agreement effective as of April 26, 2004, by and among Continental Global Group, Inc., N.E.S. Investment Co., and CFSC Wayland Advisers, Inc. (Filed as Exhibit 10.10 to the Company's Form 10-K for the year ended December 31, 2003, and is incorporated herein by reference.)

   10.11 Forbearance Agreement, effective as of June 15, 2004, by and among Bank One, NA, Continental Conveyor & Equipment Company, and Goodman Conveyor Company. (Filed as Exhibit 10.11 to the Company's Form 10-K for the year ended December 31, 2003, and is incorporated herein by reference.)

   10.12 Commitment Letter, dated as of July 12, 2004, from Bank One, NA, to Continental Conveyor & Equipment Company, Goodman Conveyor Company, and Continental Global Group, Inc. (Filed as Exhibit
              10.12 to the Company's Form 10-K for the year ended Decenber 31, 2003, and is incorporated herein by reference.)

   10.13 Amendment 3, dated as of July 13, 2004, to Forbearance Agreement effective as of April 26, 2004, by and among Continental Global Group, Inc., N.E.S. Investment Co., and Wayzata Advisers LLC. (Filed as Exhibit 10.13 to the Company's Form 10-K for the year ended December 31, 2003, and is incorporated herein by reference.)

   10.14 Forbearance Agreement, effective as of July 13, 2004, by and among Bank One, NA, Continental Conveyor & Equipment Company, and Goodman Conveyor Company. (Filed as Exhibit 10.14 to the Company's Form 10-K for the year ended December 31, 2003, and is incorporatd herein by reference.)

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