Form 10-Q
period 2004-06-30
CONTINENTAL CONVEYOR & EQUIPMENT CO; CONTINENTAL GLOBAL GROUP INC; GOODMAN CONVEYOR CO
filed 2004-08-16
CIK 24008, 1039785, 1039786

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

            Quarterly Report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2004

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

As of July 31, 2004, there were 100 shares of the registrant's common stock outstanding.

                                      INDEX

                         CONTINENTAL GLOBAL GROUP, INC.

                                                                                                             Page
Part I      Financial Information                                                                            Number

            Item 1            Financial Statements (Unaudited)                                                      1

                              Condensed Consolidated Balance Sheets
                              June 30, 2004 and December 31, 2003                                                   2

                              Condensed Consolidated Statements of Operations
                              Three Months and Six Months ended June 30, 2004 and 2003                              3

                              Condensed Consolidated Statements of Cash Flows
                              Six Months ended June 30, 2004 and 2003                                               4

                              Notes to Condensed Consolidated Financial Statements                               5-14

            Item 2            Management's Discussion and Analysis of Financial Condition and Results of
                              Operations                                                                        15-20

            Item 3            Quantitative and Qualitative Disclosures about Market Risk                           21

            Item 4            Controls and Procedures                                                              21

Part II     Other Information

            Item 1            Legal Proceedings                                                                    22

            Item 3            Defaults upon Senior Securities                                                      22

            Item 6            Exhibits and Reports on Form 8-K                                                     22

            Signatures                                                                                             23

Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

                         Continental Global Group, Inc.

                      Condensed Consolidated Balance Sheets



                                                                          June 30            December 31
                                                                           2004                 2003
                                                                    -------------------- --------------------
                                                                         (Unaudited)           (Audited)
Assets:
Current assets:
   Cash and cash equivalents                                             $     849,487        $    850,727
   Accounts receivable, net                                                 43,174,097          32,225,793
   Inventories                                                              27,023,610          24,534,307
   Deferred income taxes                                                       358,330             264,770
   Other current assets                                                      1,485,958             942,179
                                                                    -------------------- --------------------
Total current assets                                                        72,891,482          58,817,776

Property, plant and equipment                                               32,058,100          32,269,483
Less accumulated depreciation                                               19,867,423          19,355,298
                                                                    -------------------- --------------------
                                                                            12,190,677          12,914,185

Goodwill                                                                    13,636,270          13,863,527
Deferred financing costs                                                     1,429,731           1,689,682
Other assets                                                                   452,787             477,631
                                                                    -------------------- --------------------

                                                                         $ 100,600,947        $ 87,762,801
                                                                    ==================== ====================
Liabilities and Stockholder's Equity (Deficit):
Current liabilities:
   Notes payable                                                         $  15,432,243        $ 13,960,369
   Trade accounts payable                                                   34,130,279          24,703,137
   Accrued compensation and employee benefits                                5,420,261           7,422,648
   Accrued interest on senior notes                                          9,900,000           3,300,000
   Other accrued liabilities                                                 9,083,276           8,520,662
   Current maturities of long-term obligations                               2,169,601           2,546,055
   Senior notes in default                                                 120,000,000         120,000,000
                                                                    -------------------- --------------------
Total current liabilities                                                  196,135,660         180,452,871

Pension obligations                                                            640,836             340,836
Deferred income taxes                                                          791,769             874,783
Other long-term obligations, less current maturities                           638,706             369,449

Stockholder's equity (deficit):
   Common stock, $0.01 par value, authorized 5,000,000 shares,
     issued and outstanding 100 shares                                               1                   1
   Paid-in capital                                                           1,993,687           1,993,687
   Accumulated deficit                                                     (92,977,840)        (90,287,074)
   Accumulated other comprehensive loss                                     (6,621,872)         (5,981,752)
                                                                    -------------------- --------------------
                                                                           (97,606,024)        (94,275,138)
                                                                    -------------------- --------------------

                                                                         $ 100,600,947        $ 87,762,801
                                                                    ==================== ====================

See notes to condensed consolidated financial statements.

                         Continental Global Group, Inc.

                 Condensed Consolidated Statements of Operations



                                           Three months ended June 30             Six months ended June 30
                                             2004             2003                  2004              2003
                                       -----------------------------------   ------------------------------------
                                                   (Unaudited)                            (Unaudited)

Net sales                                 $ 67,110,319     $ 57,010,585         $ 117,114,175      $ 99,583,521
Cost of products sold                       56,653,147       48,817,808            98,928,255        85,444,448
                                       -----------------------------------   ------------------------------------
Gross profit                                10,457,172        8,192,777            18,185,920        14,139,073

Operating expenses:
   Selling and engineering                   3,443,933        3,335,664             6,669,860         6,548,618
   General and administrative                2,777,769        2,475,205             5,540,924         5,028,021
   Management fee                              236,593          144,203               345,953           180,212
   Amortization expense                          6,590            6,590                13,180            13,181
   Restructuring charges                        58,081           43,919               173,538            57,924
                                       --------------------------------------------------------------------------
Total operating expenses                     6,522,966        6,005,581            12,743,455        11,827,956
                                       --------------------------------------------------------------------------
Operating income                             3,934,206        2,187,196             5,442,465         2,311,117

Other expenses:
   Interest expense, net                     3,977,649        3,906,156             7,807,818         7,627,757
   Miscellaneous, net                          425,594          332,623               325,413           522,689
                                       -----------------------------------   ------------------------------------
Total other expenses                         4,403,243        4,238,779             8,133,231         8,150,446
                                       -----------------------------------   ------------------------------------

Net loss                                  $   (469,037)    $ (2,051,583)        $  (2,690,766)     $ (5,839,329)
                                       ===================================   ====================================


See notes to condensed consolidated financial statements.

                         Continental Global Group, Inc.

                 Condensed Consolidated Statements of Cash Flows



                                                                          Six months ended June 30
                                                                         2004                   2003
                                                                 ---------------------- ---------------------
                                                                                 (Unaudited)

Operating activities:
   Net loss                                                             $ (2,690,766)          $ (5,839,329)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
     Provision for depreciation and amortization                           1,130,651              1,112,901
     Amortization of deferred financing costs                                259,951                259,951
     Loss (gain) on disposal of assets                                        (3,845)                36,957
     Changes in operating assets and liabilities                             482,930             (5,932,611)
                                                                 ---------------------- ---------------------
Net cash used in operating activities                                       (821,079)           (10,362,131)
                                                                 ---------------------- ---------------------

Investing activities:
   Purchases of property, plant, and equipment                              (312,601)              (240,848)
   Proceeds from sale of property, plant, and equipment                        6,644                 55,179
                                                                 ---------------------- ---------------------
Net cash used in investing activities                                       (305,957)              (185,669)
                                                                 ---------------------- ---------------------

Financing activities:
   Net increase in borrowings on notes payable                             1,441,491              7,938,839
   Principal payments on long-term obligations                              (318,262)              (292,369)
                                                                 ---------------------- ---------------------
Net cash provided by financing activities                                  1,123,229              7,646,470
Effect of exchange rate changes on cash                                        2,567                 32,282
                                                                 ---------------------- ---------------------
Decrease in cash and cash equivalents                                         (1,240)            (2,869,048)
Cash and cash equivalents at beginning of period                             850,727              5,635,042
                                                                 ---------------------- ---------------------

Cash and cash equivalents at end of period                              $    849,487           $  2,765,994
                                                                 ====================== =====================

See notes to condensed consolidated financial statements.

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                  June 30, 2004


A.   Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes of Continental Global Group, Inc. and subsidiaries for the year ended December 31, 2003, included in the Company's Form 10-K.

The Company's consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred recurring losses which totaled approximately $2,691,000 for the six months ended June 30, 2004, and approximately $12,633,000 and $12,542,000 during the years ended December 31, 2003 and 2002, respectively. The Company also had working capital deficiencies of approximately $123,244,000 and $121,635,000 at June 30, 2004 and December 31, 2003, respectively. The recurring losses are primarily the result of substantial debt service obligations because the Company is highly leveraged and its current cash flows from operations have been insufficient to service the interest expense on its existing debt obligations.

The Company was not in compliance with certain covenants under its revolving credit facilities as of December 31, 2003 or the subsequent ending quarters, resulting in a cross default under the terms of the Company's Senior Notes. In addition, the Company failed to make its $6,600,000 semi-annual interest payment for the Senior Notes due on April 1, 2004. Following expiration of the 30-day grace period provided for in the indenture, the Senior Notes were in default and the Company has subsequently received a notice of default from the Trustee for the Senior Notes. Accordingly, the Senior Notes have been recorded as current liabilities in the condensed consolidated balance sheet. However, on April 26, 2004, the Company entered into a forbearance agreement with the holders of a majority interest ("Majority Holders") of the Senior Notes which instructed the Trustee for the Senior Notes to refrain from taking any action with respect to the default prior to May 31, 2004. On May 27, 2004, June 14, 2004 and July 13, 2004, this agreement was amended to extend the forbearance agreement until July 23, 2004.

On July 22, 2004, the Company entered into a restructuring agreement with the Majority Holders of the Senior Notes pursuant to which the Company agreed to commence an offer to exchange new notes and a cash payment for all of the outstanding Senior Notes. The restructuring agreement extends the forbearance agreement with the Majority Holders until the restructuring is consummated or the restructuring agreement is terminated.

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                  June 30, 2004


A.   Organization and Basis of Presentation (Continued)

On August 5, 2004, the Company commenced an offer to exchange (i) cash in the aggregate amount of $17,500,000, (ii) 9% Series A Senior Secured Notes in the aggregate principal amount of $65,000,000, and (iii) 13% Series B Senior Secured Notes in the aggregate principal amount of $10,000,000, for all of its outstanding 11% Senior Notes due 2007 in the aggregate principal amount of $120,000,000 and all interest accrued thereon. The Company expects to fund the cash payment from (a) $12,000,000 of new subordinated indebtedness from N.E.S. Investment Co., (b) additional borrowings under an amended credit facility, and
(c) cash available from operations. The exchange offer was made exclusively to holders of the 11% Senior Notes due 2007 and will expire on September 2, 2004, unless extended.

On May 1, 2004, June 1, 2004, June 15, 2004, July 13, 2004 and July 29, 2004,
the Company and Bank One, N.A. entered into forbearance agreements under which Bank One has agreed not to exercise its rights with respect to the defaults, including the right to demand payment, under the revolving credit facility for a stated period while the Company negotiates a possible restructuring of its Senior Notes. On July 12, 2004, the Company received a commitment letter from Bank One for a waiver of the covenant violations and an extension of the revolving credit facility through July 31, 2006. The extension is contingent upon the completion of a restructuring of the Company's Senior Notes. The Company is currently in discussions with the lenders under its existing foreign revolving credit facilities to extend such credit facilities that have matured or are expiring in 2004.

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

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                  June 30, 2004

C.   Inventories

Inventories, which consist of raw materials, manufactured and purchased parts, and work in process, are stated at the lower of cost or market. Since inventory records are maintained on a job order basis, it is not practical to segregate inventories into their major classes. The cost for approximately 64% and 57% of inventories at June 30, 2004 and December 31, 2003, respectively, is determined using the last-in, first-out (LIFO) method with the remainder determined using the first-in, first-out (FIFO) method. Had the FIFO method of inventory (which approximates replacement cost) been used to cost all inventories, inventories would have increased by approximately $2,566,000 and $1,316,000 at June 30, 2004 and December 31, 2003, respectively.

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

Balance as of January 1, 2004                   $ 1,275,401
Provision for warranties                            418,484
Settlements made during the period                 (296,946)
Effect of exchange rate changes                     (16,918)
                                            -----------------
Balance as of June 30, 2004                     $ 1,380,021
                                            =================

E.   Restructuring Charges

The Company incurred restructuring charges of approximately $174,000 and $58,000 for the six months ended June 30, 2004 and 2003, respectively, related to changes in staffing and production requirements in its domestic operations. As part of this restructuring, in 2002 the Company developed a plan to discontinue the manufacturing operations in certain of its domestic facilities and merge these operations with other existing facilities. The process of merging the domestic operations began in 2003. However, in the fourth quarter of 2003, the Company hired a third-party consultant to re-evaluate the restructuring plan and make further recommendations. These recommendations are currently under review by the Company's management and board of directors. The additional cost of this restructuring has not been determined. The charges incurred in 2004 consist primarily of consulting fees while the charges incurred in 2003 consist primarily of severance costs associated with a reduction in personnel which occurred in 2002 and 2003. Total restructuring charges incurred since this plan was developed are approximately $880,000. As of June 30, 2004, the Company has paid approximately $466,000 of the charges incurred to date, with the majority of the remainder expected to be paid by 2008.

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                  June 30, 2004

F.   Comprehensive Loss

The components of comprehensive loss for the three months and six months ended June 30, 2004 and 2003 are as follows:

                                             Three months ended June 30            Six months ended June 30
                                                2004             2003               2004             2003
                                          ----------------------------------   ---------------------------------

Net loss                                     $   (469,037)    $ (2,051,583)      $ (2,690,766)   $ (5,839,329)
Other comprehensive income (loss):
   Foreign currency translation
     adjustment                                  (418,822)         217,732           (381,745)        368,919
   Change in fair value of derivative
     hedge, net of tax                           (231,552)          34,167           (258,375)         77,430
                                          ----------------------------------   ---------------------------------

Comprehensive loss                           $ (1,119,411)    $ (1,799,684)      $ (3,330,886)   $ (5,392,980)
                                          ==================================   =================================

G.   Employee Benefit Plans

As of June 30, 2004, the Company has made contributions of approximately $2,477,000, including a required contribution of $266,000 and a voluntary contribution of approximately $2,211,000 due to the underfunded status of the plan. The Company does not expect to make any further contributions in 2004.

The components of net periodic benefit cost for the three months and six months ended June 30 are as follows:

                                                    Three months ended               Six months ended
                                                         June 30                         June 30
                                                   2004            2003            2004            2003
                                              --------------- --------------- --------------- ---------------
Service cost                                     $  50,950       $  46,717      $ 101,900       $  93,434
Interest cost                                      115,570         110,401        231,140         220,802
Expected return on plan assets                    (127,960)        (78,318)      (255,920)       (156,636)
Amortization of prior service cost                   4,133           4,133          8,266           8,266
Recognized loss                                     14,933          17,626         29,866          35,252
                                              --------------- --------------- --------------- ---------------
Net periodic benefit cost                        $  57,626       $ 100,559      $ 115,252       $ 201,118
                                              =============== =============== =============== ===============

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

                                  June 30, 2004


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

                                                   Three months ended June 30        Six months ended June 30
                                                      2004            2003             2004             2003
                                                -------------------------------------------------------------------
                                                         (in thousands)                   (in thousands)
Net sales:
   Conveyor equipment                                 $ 60,385         $ 50,071       $ 104,753         $ 86,766
   Manufactured housing products                         6,547            6,638          12,028           12,306
   Other                                                   178              302             333              512
                                                -------------------------------------------------------------------
Total net sales                                       $ 67,110         $ 57,011       $ 117,114         $ 99,584
                                                ===================================================================

Segment operating income:
   Conveyor equipment                                  $ 4,376         $  2,199         $ 6,401         $  2,532
   Manufactured housing products                           225              467             329              651
   Other                                                    54               87             110              164
                                                -------------------------------------------------------------------
Total segment operating income                           4,655            2,753           6,840            3,347
   Management fee                                          237              144             346              180
   Amortization expense                                      7                7              13               13
   Restructuring charges                                    58               44             174               58
   Corporate expense                                       419              371             865              785
                                                -------------------------------------------------------------------
Total operating income                                   3,934            2,187           5,442            2,311
   Interest expense, net                                 3,978            3,906           7,808            7,627
   Miscellaneous, net                                      425              333             325              523
                                                -------------------------------------------------------------------
Loss before income taxes                               $  (469)        $ (2,052)        $(2,691)        $ (5,839)
                                                ===================================================================


                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                  June 30, 2004


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

Summarized consolidating balance sheets as of June 30, 2004 and December 31, 2003 for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries are as follows (in thousands):

                                                 Combined        Combined
                                                 Guarantor     Non-Guarantor
June 30, 2004:                  The Company    Subsidiaries    Subsidiaries    Eliminations       Total
                              -------------------------------------------------------------------------------
Current assets:
   Cash and cash equivalents       $     59        $    743        $     47       $       -        $     849
   Accounts receivable, net               -          31,612          11,581             (19)          43,174
   Inventories                            -          20,278           6,746               -           27,024
   Deferred income taxes                 81               -             342             (65)             358
   Other current assets                 242             969           1,271            (996)           1,486
                              -------------------------------------------------------------------------------
Total current assets                    382          53,602          19,987          (1,080)          72,891
Property, plant, and
   equipment, net                         -           7,560           4,631               -           12,191
Goodwill                                  -          12,870             766               -           13,636
Investment in subsidiaries           60,009          20,428               -         (80,437)               -
Deferred financing costs              1,430               -               -               -            1,430
Other assets                         13,892           2,857               -         (16,296)             453
                              -------------------------------------------------------------------------------
Total assets                       $ 75,713        $ 97,317        $ 25,384       $ (97,813)       $ 100,601
                              ===============================================================================
Current liabilities:
   Notes payable                   $      -        $ 12,054        $  4,486       $  (1,107)       $  15,433
   Trade accounts payable               168          24,240           9,744             (22)          34,130
   Accrued compensation and
     employee benefits                  167           4,069           1,184               -            5,420
   Accrued interest                   9,900               -               -               -            9,900
   Other accrued liabilities          1,773           5,675           3,768          (2,133)           9,083
   Current maturities of
     long-term obligations                -           2,160              10               -            2,170
   Senior notes in default          120,000               -               -               -          120,000
                              -------------------------------------------------------------------------------
Total current liabilities           132,008          48,198          19,192          (3,262)         196,136
Pension obligation                        -             641               -               -              641
Deferred income taxes                     -          14,384               -         (13,592)             792
Other long-term obligations               -             250           1,361            (973)             638
Stockholder's equity
(deficit)                           (56,295)         33,844           4,831         (79,986)         (97,606)
                              -------------------------------------------------------------------------------
Total liabilities and
   stockholder's equity
   (deficit)                       $ 75,713        $ 97,317        $ 25,384       $ (97,813)       $ 100,601
                              ===============================================================================

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                  June 30, 2004


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

                                  June 30, 2004


J.   Guarantor and Non-Guarantor Subsidiaries (Continued)

Summarized consolidating statements of operations for the three months and six months ended June 30, 2004 and 2003, respectively, for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries are as follows (in thousands):


                                                          Combined       Combined
                                                          Guarantor    Non-Guarantor
                                           The Company   Subsidiaries   Subsidiaries   Eliminations     Total
                                          ------------- ------------- --------------- ------------- -------------
Three months ended June 30, 2004:
Net sales                                    $      -     $ 56,240         $ 10,870          $  -     $ 67,110
Cost of products sold                               -       46,908            9,745             -       56,653
                                          ------------- ------------- --------------- ------------- -------------
Gross profit                                        -        9,332            1,125             -       10,457
Total operating expenses                          453        4,795            1,275             -        6,523
                                          ------------- ------------- --------------- ------------- -------------
Operating income (loss)                          (453)       4,537             (150)            -        3,934
Interest expense, net                           3,430          386              162             -        3,978
Miscellaneous, net                                462          (30)              (7)            -          425
                                          ------------- ------------- --------------- ------------- -------------
Income (loss) before income taxes              (4,345)       4,181             (305)            -         (469)
Income tax expense (benefit)                     (912)         912                -             -            -
                                          ------------- ------------- --------------- ------------- -------------
Net income (loss)                            $ (3,433)    $  3,269         $   (305)         $  -     $   (469)
                                          ============= ============= =============== ============= =============


                                                          Combined       Combined
                                                          Guarantor    Non-Guarantor
                                           The Company   Subsidiaries   Subsidiaries   Eliminations     Total
                                          ------------- ------------- --------------- ------------- -------------
Three months ended June 30, 2003:
Net sales                                    $      -     $ 47,349          $ 9,847        $ (185)     $ 57,011
Cost of products sold                               -       39,950            9,053          (185)       48,818
                                          ------------- ------------- --------------- ------------- -------------
Gross profit                                        -        7,399              794             -         8,193
Total operating expenses                          448        4,320            1,238             -         6,006
                                          ------------- ------------- --------------- ------------- -------------
Operating income (loss)                          (448)       3,079             (444)            -         2,187
Interest expense, net                           3,429          395               82             -         3,906
Miscellaneous, net                                153          195              (15)            -           333
                                          ------------- ------------- --------------- ------------- -------------
Income (loss) before income taxes              (4,030)       2,489             (511)            -        (2,052)
Income tax expense (benefit)                     (842)         842                -             -             -
                                          ------------- ------------- --------------- ------------- -------------
Net income (loss)                            $ (3,188)    $  1,647          $  (511)       $    -      $ (2,052)
                                          ============= ============= =============== ============= =============


                                                          Combined       Combined
                                                          Guarantor    Non-Guarantor
                                           The Company   Subsidiaries   Subsidiaries   Eliminations     Total
                                          ------------- ------------- --------------- ------------- -------------
Six months ended June 30, 2004:
Net sales                                    $      -     $ 93,564         $ 23,558          $ (8)    $ 117,114
Cost of products sold                               -       77,738           21,198            (8)       98,928
                                          ------------- ------------- --------------- ------------- -------------
Gross profit                                        -       15,826            2,360             -        18,186
Total operating expenses                          806        9,365            2,573             -        12,744
                                          ------------- ------------- --------------- ------------- -------------
Operating income (loss)                          (806)       6,461             (213)            -         5,442
Interest expense, net                           6,860          658              290             -         7,808
Miscellaneous, net                                462         (122)             (15)            -           325
                                          ------------- ------------- --------------- ------------- -------------
Income (loss) before income taxes              (8,128)       5,925             (488)            -        (2,691)
Income tax expense (benefit)                   (1,607)       1,607                -             -             -
                                          ------------- ------------- --------------- ------------- -------------
Net income (loss)                            $ (6,521)    $  4,318         $   (488)         $  -     $  (2,691)
                                          ============= ============= =============== ============= =============

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                  June 30, 2004


 J.   Guarantor and Non-Guarantor Subsidiaries (Continued)


                                                          Combined        Combined
                                                          Guarantor    Non-Guarantor
                                           The Company   Subsidiaries   Subsidiaries   Eliminations     Total
                                          ------------- ------------- --------------- ------------- -------------
Six months ended June 30, 2003:
Net sales                                    $      -     $ 80,902         $ 18,893        $ (211)     $ 99,584
Cost of products sold                               -       68,148           17,508          (211)       85,445
                                          ------------- ------------- --------------- ------------- -------------
Gross profit                                        -       12,754            1,385             -        14,139
Total operating expenses                          897        8,551            2,380             -        11,828
                                          ------------- ------------- --------------- ------------- -------------
Operating income (loss)                          (897)       4,203             (995)            -         2,311
Interest expense, net                           6,855          633              139             -         7,627
Miscellaneous, net                                323          219              (19)            -           523
                                          ------------- ------------- --------------- ------------- -------------
Income (loss) before income taxes              (8,075)       3,351           (1,115)            -        (5,839)
Income tax expense (benefit)                   (1,240)       1,240                -             -             -
                                          ------------- ------------- --------------- ------------- -------------
Net income (loss)                            $ (6,835)    $  2,111         $ (1,115)       $    -      $ (5,839)
                                          ============= ============= =============== ============= =============

Summarized consolidating cash flow statements for the six months ended June 30, 2004 and 2003, respectively, for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries are as follows (in thousands):

                                                         Combined       Combined
                                                        Guarantor    Non-Guarantor
                                          The Company  Subsidiaries   Subsidiaries   Eliminations     Total
                                         ------------- ------------- --------------- ------------- -------------

Six months ended June 30, 2004:
Net cash provided by (used in)
   operating activities                       $ (305)        $ 938        $ (1,469)        $  15       $  (821)

Investing activities:
   Purchases of property, plant, and
    equipment                                      -          (189)           (124)            -          (313)
   Proceeds from sale of property,
     plant, and equipment                          -             7               -             -             7
                                         ------------- ------------- --------------- ------------- -------------
Net cash used in investing activities              -          (182)           (124)            -          (306)
                                         ------------- ------------- --------------- ------------- -------------

Financing activities:
   Net increase in borrowings on notes
     payable                                       -           807             634             -         1,441
   Principal payments on long-term
     obligations                                   -          (269)            (49)            -          (318)
   Distributions                                 250          (250)              -             -             -
   Intercompany loan activity                      -        (1,044)          1,044             -             -
                                         ------------- ------------- --------------- ------------- -------------
Net cash provided by (used in)
   financing activities                          250          (756)          1,629             -         1,123
Exchange rate changes on cash                      -             9               8           (15)            2
                                         ------------- ------------- --------------- ------------- -------------
Increase (decrease) in cash and cash
   equivalents                                   (55)            9              44             -            (2)
Cash and cash equivalents at beginning
   of period                                     114           734               3             -           851
                                         ------------- ------------- --------------- ------------- -------------
Cash and cash equivalents at end of
   period                                     $   59         $ 743        $     47          $  -        $  849
                                         ============= ============= =============== ============= =============


                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                  June 30, 2004


J.  Guarantor and Non-Guarantor Subsidiaries (Continued)

                                                         Combined       Combined
                                                         Guarantor    Non-Guarantor
                                          The Company   Subsidiaries   Subsidiaries   Eliminations     Total
                                         ------------- ------------- --------------- ------------- -------------

Six months ended June 30, 2003:
Net cash provided by (used in)
   operating activities                     $ (7,892)      $   132        $ (2,633)        $  31     $ (10,362)

Investing activities:
   Purchases of property, plant, and
    equipment                                      -          (127)           (114)            -          (241)
   Proceeds from sale of property,
     plant, and equipment                          -            52               3             -            55
                                         ------------- ------------- --------------- ------------- -------------
Net cash used in investing activities              -           (75)           (111)            -          (186)
                                         ------------- ------------- --------------- ------------- -------------

Financing activities:
   Net increase in borrowings on notes
     payable                                       -         4,995           2,944             -         7,939
   Principal payments on long-term
     obligations                                   -          (256)            (36)            -          (292)
   Distributions for interest on
     senior notes                              5,600        (5,600)              -             -             -
   Intercompany loan activity                   (175)          355            (180)            -             -
                                         ------------- ------------- --------------- ------------- -------------
Net cash provided by (used in)
   financing activities                        5,425          (506)          2,728             -         7,647
Exchange rate changes on cash                      -            46              17           (31)           32
                                         ------------- ------------- --------------- ------------- -------------
Increase (decrease) in cash and cash
   equivalents                                (2,467)         (403)              1             -        (2,869)
Cash and cash equivalents at beginning
   of period                                   4,524         1,109               2             -         5,635
                                         ------------- ------------- --------------- ------------- -------------
Cash and cash equivalents at end of
   period                                   $  2,057       $   706        $      3         $   -     $   2,766
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

The following table sets forth, on a comparative basis, selected income statement data as a percentage of net sales for the three months and six months ended June 30, 2004 and 2003.

                                     Three months ended        Six months ended
                                          June 30                   June 30
                                 -------------------------- -------------------------
                                    2004         2003          2004         2003

Net sales                           100.0%      100.0%          100.0%       100.0%
Cost of products sold                84.4        85.6            84.5         85.8
Gross profit                         15.6        14.4            15.5         14.2
SG&A expenses                         9.3        10.2            10.4         11.6
Management fee                        0.3         0.3             0.3          0.2
Amortization expense                  -           -               -            -
Restructuring charges                 0.1         0.1             0.1          0.1
Operating income                      5.9         3.8             4.7          2.3

Three months ended June 30, 2004, compared to three months ended June 30, 2003:

Net Sales
Net sales for the quarter increased $10.1 million, or 18%, from $57.0 million in 2003 to $67.1 million in 2004. Net sales in the domestic operations of the Company's conveyor equipment segment increased $3.1 million due to improved sales volume in the mining equipment and conveyor components business areas. Net sales in the foreign operations of the Company's conveyor equipment segment increased $7.2 million. Changes in foreign currency translation rates resulted in $3.2 million of this increase. The remaining $4.0 million increase resulted from increased net sales in the Company's Australian subsidiary due to significant shipments on a major contract in May and June of 2004. Net sales in the Company's manufactured housing products segment and other segment each decreased by $0.1 million.

Gross Profit
Gross profit for the quarter increased $2.3 million, or 28%, from $8.2 million in 2003 to $10.5 million in 2004. Gross profit in the domestic operations of the Company's conveyor equipment segment increased $0.8 million as a result of increased sales volume in the higher margin conveyor components business area. Gross profit in the foreign operations of the Company's conveyor equipment segment increased $1.7 million. Of this $1.7 million increase, $0.4 million was caused by changes in foreign currency translation rates. Adjusted for foreign currency effects, gross profit in the Company's Australian and United Kingdom subsidiaries increased $1.1 million and $0.2 million, respectively. The increase in Australia primarily resulted from improved profit margins on major contracts. Gross profit in the Company's manufactured housing products segment decreased $0.2 million.

SG&A Expenses
SG&A expenses for the quarter increased $0.4 million, or 7%, from $5.8 million in 2003 to $6.2 million in 2004. SG&A expenses in the foreign operations of the Company's conveyor equipment segment increased $0.2 million due to changes in foreign currency translation rates. SG&A expenses in the domestic operations of the Company's conveyor equipment segment and in the Company's manufactured housing products segment each increased $0.1 million.

Operating Income
Operating income for the quarter increased $1.7 million, or 77%, from $2.2 million in 2003 to $3.9 million in 2004. This increase resulted from the $2.3 million increase in gross profit, partially offset by the $0.4 million increase in SG&A expenses and a $0.2 million increase in other operating expenses, primarily management fees.

Six months ended June 30, 2004, compared to six months ended June 30, 2003:

Net Sales
Net sales for the six-month period increased $17.5 million, or 18%, from $99.6 million in 2003 to $117.1 million in 2004. Net sales in the domestic operations of the Company's conveyor equipment segment increased $4.6 million due to improved sales volume in the mining equipment and conveyor components business areas. Net sales in the foreign operations of the Company's conveyor equipment segment increased $13.4 million. Changes in foreign currency translation rates resulted in $7.2 million of this increase. The remaining increase primarily resulted from increased net sales in the Company's Australian and United Kingdom subsidiaries, adjusted for foreign currency translation rates, of $4.3 million and $1.8 million, respectively. The increase in Australia was due to improved market conditions in the coal industry and significant shipments on a major contract in the second quarter of 2004. The increase in the United Kingdom resulted from significant shipments on a major contract. Net sales in the Company's manufactured housing products and other segments decreased $0.3 million and $0.2 million, respectively.

Gross Profit
Gross profit for the six-month period increased $4.1 million, or 29%, from $14.1 million in 2003 to $18.2 million in 2004. Gross profit in the domestic operations of the Company's conveyor equipment segment increased $1.8 million due to a more favorable product mixture in the mining equipment business area and increased sales volume in the higher margin conveyor components business area. Gross profit in the foreign operations of the Company's conveyor equipment segment increased $2.5 million, of which $0.9 million resulted from changes in foreign currency translation rates. The remaining increase can be attributed to increases in Australia and the United Kingdom of $1.0 million and $0.6 million, respectively. These increases were primarily attributable to improved profit margins due to the increased sales volume which resulted in more efficient utilization of overhead expenses. Gross profit in the Company's manufactured housing products segment decreased $0.2 million.

SG&A Expenses
SG&A expenses for the six-month period increased $0.6 million, or 5%, from $11.6 million in 2003 to $12.2 million in 2004. SG&A expenses in the foreign operations of the conveyor equipment segment increased $0.4 million. Changes in foreign currency translation rates resulted in a $0.6 million increase. Adjusted for foreign exchange rates, SG&A expenses in the foreign subsidiaries decreased $0.2 million primarily due to reduced selling and engineering expenses at the Australian and United Kingdom locations. In addition, SG&A expenses in the Company's manufactured housing products segment increased $0.1 million and corporate SG&A expenses increased $0.1 million.

Operating Income
Operating income for the six-month period increased $3.1 million, or over 100%, from $2.3 million in 2003 to $5.4 million in 2004. This increase resulted from the $4.1 million increase in gross profit, partially offset by the $0.6 million increase in SG&A expenses and a $0.4 million increase in other operating expenses, primarily management fees and restructuring charges.

Restructuring Charges
The Company incurred restructuring charges of approximately $0.2 million and $0.1 million in 2004 and 2003, respectively, related to changes in staffing and production requirements in its domestic operations. As part of this restructuring, in 2002 the Company developed a plan to discontinue the manufacturing operations in certain of its domestic facilities and merge these operations with other existing facilities. The process of merging the domestic operations began in 2003. However, in the fourth quarter of 2003, the Company hired a third-party consultant to re-evaluate the restructuring plan and make further recommendations. These recommendations are currently under review by the Company's management and board of directors. The additional cost of this restructuring has not been determined. The charges incurred in 2004 consist primarily of consulting fees while the charges incurred in 2003 consist primarily of severance costs associated with a reduction in personnel which occurred in 2002 and 2003. Total restructuring charges incurred since this plan was developed are approximately $0.9 million. As of June 30, 2004, the Company has paid approximately $0.5 million of the charges incurred to date, with the majority of the remainder expected to be paid by 2008.

Backlog
Backlog at June 30, 2004 was $44.3 million, an increase of $9.3 million, or 27%, from $35.0 million at December 31, 2003 and a decrease of $16.8 million, or 27%, from $61.1 million at March 31, 2004. At June 30, 2004, backlog in the domestic operations of the Company's conveyor equipment segment was $23.3 million, an increase of $2.8 million from March 31, 2004, and backlog in the foreign operations of the Company's conveyor equipment segment was $21.0 million, a decrease of $19.6 million from March 31, 2004. Management believes that approximately 90% of the backlog will be shipped in 2004.

Liquidity and Capital Resources

Net cash used in operating activities was $0.8 million and $10.4 million for the six months ended June 30, 2004 and 2003, respectively. Net cash used in operating activities in 2004 resulted from a net loss of $2.7 million offset by non-cash expenses of $1.4 million and a net decrease in operating assets and liabilities of $0.5 million. Net cash used in operating activities in 2003 resulted from a net loss of $5.8 million combined with a net increase in operating assets and liabilities of $5.9 million, partially offset by non-cash expenses of $1.3 million. The reduction in net cash used in operating activities from 2003 to 2004 was partially due to the reduction in the net loss which resulted from higher net sales and improved gross profit margins. In addition, the net increase in operating assets and liabilities in 2003 was primarily due to the significant increase in trade accounts receivables which resulted from higher sales in the second quarter of 2003 compared to the fourth quarter of 2002

Net cash used in investing activities was $0.3 million and $0.2 million for the six months ended June 30, 2004 and 2003, respectively, and represents net purchases of property, plant, and equipment for both years.

Net cash provided by financing activities was $1.1 million and $7.6 million for the six months ended June 30, 2004 and 2003, respectively. Net cash provided by financing activities in 2004 resulted from a net increase in borrowings on notes payable of $1.4 million offset by principal payments on long-term obligations of $0.3 million. Net borrowings on notes payable under the Company's domestic credit facility increased $2.5 million and net borrowings on notes payable under the Company's various credit facilities at the foreign subsidiaries decreased $1.1 million. Net cash provided by financing activities in 2003 resulted from a net increase in borrowings on notes payable of $7.9 million offset by principal payments on long-term obligations of $0.3 million. Net borrowings on notes payable under the Company's domestic credit facility increased $5.0 million while net borrowings on notes payable under the Company's various credit facilities at the foreign subsidiaries increased $2.9 million.

The Company's primary capital requirements consist of capital expenditures and debt service. The Company utilizes cash on hand and its available credit facilities to satisfy these requirements. The Company anticipates that capital expenditures in 2004, which will be primarily for maintenance capital, will approximate those made in 2003. In addition to the Company's debt service requirements for interest expense, as of June 30, 2004, the Company's domestic and foreign credit facilities had outstanding principal balances of approximately $11.7 million and $3.7 million, respectively.

The Company has incurred recurring losses which totaled approximately $2.7 million for the six months ended June 30, 2004, and approximately $12.6 million and $12.5 million during the years ended December 31, 2003 and 2002, respectively. The Company also had working capital deficiencies of approximately $123.2 million and $121.6 million at June 30, 2004 and December 31, 2003, respectively. The recurring losses are primarily the result of substantial debt service obligations because the Company is highly leveraged and its current cash flows from operations have been insufficient to service the interest expense on its existing debt obligations.

The Company was not in compliance with certain covenants under its revolving credit facilities as of December 31, 2003 or the subsequent ending quarters, resulting in a cross default under the terms of the Company's Senior Notes. In addition, the Company failed to make its $6.6 million semi-annual interest payment for the Senior Notes due on April 1, 2004. Following expiration of the 30-day grace period provided for in the indenture, the Senior Notes were in default and the Company has subsequently received a notice of default from the Trustee for the Senior Notes. Accordingly, the Senior Notes have been recorded as current liabilities in the condensed consolidated balance sheet. However, on April 26, 2004, the Company entered into a forbearance agreement with the holders of a majority interest ("Majority Holders") of the Senior Notes which instructed the Trustee for the Senior Notes to refrain from taking any action with respect to the default prior to May 31, 2004. On May 27, 2004, June 14, 2004 and July 13, 2004, this agreement was amended to extend the forbearance agreement until July 23, 2004.

On July 22, 2004, the Company entered into a restructuring agreement with the Majority Holders of the Senior Notes pursuant to which the Company agreed to commence an offer to exchange new notes and a cash payment for all of the outstanding Senior Notes. The restructuring agreement extends the forbearance agreement with the Majority Holders until the restructuring is consummated or the restructuring agreement is terminated.

On August 5, 2004, the Company commenced an offer to exchange (i) cash in the aggregate amount of $17.5 million, (ii) 9% Series A Senior Secured Notes in the aggregate principal amount of $65 million, and (iii) 13% Series B Senior Secured Notes in the aggregate principal amount of $10 million, for all of its outstanding 11% Senior Notes due 2007 in the aggregate principal amount of $120 million and all interest accrued thereon. The Company expects to fund the cash payment from (a) $12 million of new subordinated indebtedness from N.E.S. Investment Co., (b) additional borrowings under an amended credit facility, and
(c) cash available from operations. The exchange offer was made exclusively to holders of the 11% Senior Notes due 2007 and will expire on September 2, 2004, unless extended.

On May 1, 2004, June 1, 2004, June 15, 2004, July 13, 2004 and July 29, 2004,
the Company and Bank One, N.A. entered into forbearance agreements under which Bank One has agreed not to exercise its rights with respect to the defaults, including the right to demand payment, under the revolving credit facility for a stated period while the Company negotiates a possible restructuring of its Senior Notes. On July 12, 2004, the Company received a commitment letter from Bank One for a waiver of the covenant violations and an extension of the revolving credit facility through July 31, 2006. The extension is contingent upon the completion of a restructuring of the Company's Senior Notes. The Company is currently in discussions with the lenders under its existing foreign revolving credit facilities to extend such credit facilities that have matured or are expiring in 2004.

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

At June 30, 2004, the Company had cash and cash equivalents of approximately $0.8 million and approximately $9.7 million available for use under its domestic credit facility, representing approximately $10.5 million of liquidity. At this time the ability of the Company to successfully extend its domestic and foreign revolving credit facilities maturing in 2004 and to restructure the terms of the Senior Notes is uncertain and subject to substantial risk. In the event that the Company is not successful in the restructuring of its Senior Notes, the Company may seek to implement the restructuring of its Senior Notes through a plan of reorganization under Chapter 11 of the Bankruptcy Code.

International Operations

The Company transacts business in a number of countries throughout the world and has facilities in the United States, Australia, the United Kingdom, and South Africa. As a result, the Company is subject to business risks inherent in non-U.S. operations, including political and economic uncertainty, import and export limitations, exchange controls and currency fluctuations. The Company believes that the risks related to its foreign operations are mitigated by the relative political and economic stability of the countries in which its largest foreign operations are located. As the U.S. dollar strengthens and weakens against foreign currencies in which the Company transacts business, its financial results will be affected. The principal foreign currencies in which the Company transacts business are the Australian dollar, the British pound sterling, and the South African rand. The fluctuation of the U.S. dollar versus other currencies resulted in increases (decreases) to stockholder's equity (deficit) of approximately $(0.4) million and $0.4 million for the six months ended June 30, 2004 and 2003, respectively.

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

                                      Interest Rate Sensitivity
                                Principal Amount by Expected Maturity
                                        Average Interest Rate
                                                                                             Fair
                                                                                             Value,
(dollars in thousands)          2004        2005    2006     2007     2008       Total      6/30/04
------------------------------------------------------------------------------------------------------

Long-Term Obligations,
  including current portion
     Fixed Rate                 $ 120,000    $ -     $ -      $ -      $ -    $ 120,000    $ 24,000
     Average interest rate            11%


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

Item 4.   Controls and Procedures

As of June 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the Securities and Exchange Commission. There were no significant changes in the Company's internal controls over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

           (b) Reports on Form 8-K:

                On April 1, 2004, the Company filed a Form 8-K regarding Regulation FD Disclosure, which contained as an Exhibit a letter of notification to Wells Fargo Bank, the Trustee of the Company's 11% Senior Notes due 2007, that the Company had determined to avail itself of the 30-day grace period for the payment of interest due on April 1, 2004.

                On July 23, 2004, the Company filed a Form 8-K which contained as an Exhibit a Restructuring Agreement, dated as of July 22, 2004, by and among Continental Global Group, Inc., N.E.S. Investment Co. and Wayzata Investment Partners LLC, pursuant to which the Company agreed to commence an offer to exchange (i) cash in the aggregate amount of $17,500,000, (ii) 9% Series A Senior Secured Notes in the aggregate principal amount of $65,000,000, and (iii) 13% Series B Senior Secured Notes in the aggregate principal amount of $10,000,000, for all of its outstanding 11% Senior Notes due 2007 in the aggregate principal amount of $120,000,000.

                On August 3, 2004, the Company filed a Form 8-K which amended the Restructuring Agreement to extend the non-commencement termination date from July 30, 2004 to August 6, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CONTINENTAL GLOBAL GROUP, INC.

                                    By:  /s/ Jimmy L. Dickinson
                                         -------------------------------
                                         Jimmy L. Dickinson

                                         Vice President and Chief Financial
                                         Officer (As duly authorized
                                         representative and as Principal
                                         Financial and Accounting Officer)

                                    CONTINENTAL CONVEYOR & EQUIPMENT COMPANY

                                    By:  /s/ Jimmy L. Dickinson
                                         -------------------------------
                                         Jimmy L. Dickinson

                                         Vice President - Finance (As duly
                                         authorized representative and as
                                         Principal Financial and Accounting
                                         Officer)

                                    GOODMAN CONVEYOR COMPANY

                                    By:  /s/ J. Mark Etchberger
                                         -------------------------------
                                         J. Mark Etchberger

                                         Controller (As duly authorized
                                         representative and as Principal
                                         Financial and Accounting Officer)


Date:  August 16, 2004

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

    3.2       By-Laws of Continental Global Group, Inc., as currently in effect.     *

    3.3       Certificate of Incorporation of Continental Conveyor & Equipment
              Company, as currently in effect.                                       *

    3.4       By-Laws of Continental Conveyor & Equipment Company, as currently
              in effect.                                                             *

    3.5       Certificate of Incorporation of Goodman Conveyor Company, as
              currently in effect.                                                   *

    3.6       By-Laws of Goodman Conveyor Company, as currently in effect.           *

    4.1       Indenture, dated as of April 1, 1997, among Continental Global
              Group, Inc., Continental Conveyor & Equipment Company, Goodman
              Conveyor Company, and the Trustee (containing, as exhibits,
              specimens of the Series A Notes and the Series B Notes).               *

    10.1 Amended and Restated Credit Facility and Security Agreement, dated as of July 25, 2002, among Bank One, NA, Continental Conveyor &
              Equipment Company, and Goodman Conveyor Company. (Filed as Exhibit
              10.1 to the Company's Form 10-Q for the quarter ended September
              30, 2002, and is incorporated herein by reference.)

    10.2      Management Agreement, dated as of April 1, 1997, between
              Continental Global Group, Inc. and Nesco, Inc.                         *

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

   10.12      Commitment Letter, dated as of July 12, 2004, from Bank One, NA to
              Continental Conveyor & Equipment Company, Goodman Conveyor
              Company, and Continental Global Group, Inc. (Filed as Exhibit
              10.12 to the Company's Form 10-K for the year ended December 31, 2003, and is incorporated herein by reference.)

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

   10.15 Forbearance Agreement, effective as of July 29, 2004, by and among Bank One, NA, Continental Conveyor & Equipment Company, and
              Goodman Conveyor Company.

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