Form 10-Q
period 2004-09-30
CONTINENTAL CONVEYOR & EQUIPMENT CO; CONTINENTAL GLOBAL GROUP INC; GOODMAN CONVEYOR CO
filed 2004-11-15
CIK 24008, 1039785, 1039786

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

       Quarterly Report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2004

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

As of October 31, 2004, there were 100 shares of the registrant's common stock outstanding.

                                      INDEX

                         CONTINENTAL GLOBAL GROUP, INC.

                                                                                                              Page
Part I      Financial Information                                                                            Number

            Item 1            Financial Statements (Unaudited)                                                      1

                              Condensed Consolidated Balance Sheets
                              September 30, 2004 and December 31, 2003                                              2

                              Condensed Consolidated Statements of Operations
                              Three Months and Nine Months ended September 30, 2004 and 2003                        3

                              Condensed Consolidated Statements of Cash Flows
                              Nine Months ended September 30, 2004 and 2003                                         4

                              Notes to Condensed Consolidated Financial Statements                               5-16

            Item 2            Management's Discussion and Analysis of Financial Condition and Results of
                              Operations                                                                        17-25

            Item 3            Quantitative and Qualitative Disclosures about Market Risk                           26

            Item 4            Controls and Procedures                                                              26

Part II     Other Information

            Item 1            Legal Proceedings                                                                    27

            Item 3            Defaults upon Senior Securities                                                      27

            Item 6            Exhibits                                                                             27

            Signatures                                                                                             28

Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

                         Continental Global Group, Inc.

                      Condensed Consolidated Balance Sheets

                                                                       September 30          December 31
                                                                           2004                 2003
                                                                    -------------------- --------------------
                                                                        (Unaudited)            (Audited)
Assets:
Current assets:
   Cash and cash equivalents                                             $  2,437,312         $    850,727
   Accounts receivable, net                                                40,142,460           32,225,793
   Inventories                                                             27,136,501           24,534,307
   Deferred income taxes                                                      239,338              264,770
   Other current assets                                                     1,258,354              942,179
                                                                    -------------------- --------------------
Total current assets                                                       71,213,965           58,817,776

Property, plant and equipment                                              32,535,569           32,269,483
Less accumulated depreciation                                              20,510,723           19,355,298
                                                                    -------------------- --------------------
                                                                           12,024,846           12,914,185

Goodwill                                                                   13,737,998           13,863,527
Deferred financing costs                                                    1,299,755            1,689,682
Other assets                                                                  450,479              477,631
                                                                    -------------------- --------------------

                                                                         $ 98,727,043         $ 87,762,801
                                                                    ==================== ====================
Liabilities and Stockholder's Equity (Deficit):
Current liabilities:
   Notes payable                                                         $ 11,216,243         $ 13,960,369
   Trade accounts payable                                                  35,173,653           24,703,137
   Accrued compensation and employee benefits                               6,114,333            7,422,648
   Accrued interest on senior notes                                         1,180,300            3,300,000
   Other accrued liabilities                                                8,541,053            8,520,662
   Current maturities of long-term obligations                             11,712,744            2,546,055
   Senior notes in default                                                          -          120,000,000
                                                                    -------------------- --------------------
Total current liabilities                                                  73,938,326          180,452,871

Pension obligations                                                           790,836              340,836
Deferred income taxes                                                         824,511              874,783
Other long-term obligations, less current maturities                          707,098              369,449
Senior notes                                                              115,749,370                    -

Stockholder's equity (deficit):
   Common stock, $0.01 par value, authorized 5,000,000 shares,
     issued and outstanding 100 shares                                              1                    1
   Paid-in capital                                                          1,993,687            1,993,687
   Accumulated deficit                                                    (89,095,078)         (90,287,074)
   Accumulated other comprehensive loss                                    (6,181,708)          (5,981,752)
                                                                    -------------------- --------------------
                                                                          (93,283,098)         (94,275,138)
                                                                    -------------------- --------------------

                                                                         $ 98,727,043         $ 87,762,801
                                                                    ==================== ====================

See notes to condensed consolidated financial statements.

                         Continental Global Group, Inc.

                 Condensed Consolidated Statements of Operations


                                               Three months ended                    Nine months ended
                                                 September 30                            September 30
                                             2004             2003                  2004              2003
                                       -----------------------------------   ------------------------------------
                                                   (Unaudited)                            (Unaudited)
Net sales                                 $ 63,226,177     $ 46,728,313         $ 180,340,352      $ 146,311,834
Cost of products sold                       52,753,698       40,755,254           151,681,953        126,199,702
                                       -----------------------------------   ------------------------------------
Gross profit                                10,472,479        5,973,059            28,658,399         20,112,132

Operating expenses:
   Selling and engineering                   3,559,490        3,289,280            10,229,350          9,837,898
   General and administrative                2,714,731        2,356,953             8,255,655          7,384,974
   Management fee                              236,366           42,893               582,319            223,105
   Amortization expense                          6,590            6,590                19,770             19,771
   Restructuring charges                        38,469            8,872               212,007             66,796
                                       --------------------------------------------------------------------------
Total operating expenses                     6,555,646        5,704,588            19,299,101         17,532,544
                                       --------------------------------------------------------------------------
Operating income                             3,916,833          268,471             9,359,298          2,579,588

Other expenses:
   Interest expense (income), net           (2,119,289)       3,791,308             5,688,529         11,419,065
   Miscellaneous, net                        2,153,360          202,552             2,478,773            725,241
                                       -----------------------------------   ------------------------------------
Total other expenses                            34,071        3,993,860             8,167,302         12,144,306
                                       -----------------------------------   ------------------------------------

Net income (loss)                         $  3,882,762     $ (3,725,389)        $   1,191,996      $  (9,564,718)
                                       ===================================   ====================================


See notes to condensed consolidated financial statements.

                         Continental Global Group, Inc.

                 Condensed Consolidated Statements of Cash Flows

                                                                         Nine months ended September 30
                                                                           2004                   2003
                                                                 ---------------------- ---------------------
                                                                                   (Unaudited)

Operating activities:
   Net income (loss)                                                     $ 1,191,996           $ (9,564,718)
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Provision for depreciation and amortization                           1,704,772              1,659,407
     Amortization of deferred financing costs                                389,927                389,926
     Loss (gain) on disposal of assets                                        (8,449)                49,830
     Changes in operating assets and liabilities                           2,692,012              4,906,185
                                                                 ---------------------- ---------------------
Net cash provided by (used in) operating activities                        5,970,258             (2,559,370)
                                                                 ---------------------- ---------------------

Investing activities:
   Purchases of property, plant, and equipment                              (531,357)              (585,236)
   Proceeds from sale of property, plant, and equipment                       15,755                 64,270
                                                                 ---------------------- ---------------------
Net cash used in investing activities                                       (515,602)              (520,966)
                                                                 ---------------------- ---------------------

Financing activities:
   Net decrease in borrowings on notes payable                            (2,727,258)              (792,766)
   Principal payments on long-term obligations                            (1,105,746)              (442,478)
                                                                 ---------------------- ---------------------
Net cash used in financing activities                                     (3,833,004)            (1,235,244)
Effect of exchange rate changes on cash                                      (35,067)                34,651
                                                                 ---------------------- ---------------------
Increase (decrease) in cash and cash equivalents                           1,586,585             (4,280,929)
Cash and cash equivalents at beginning of period                             850,727              5,635,042
                                                                 ---------------------- ---------------------

Cash and cash equivalents at end of period                               $ 2,437,312           $  1,354,113
                                                                 ====================== =====================

See notes to condensed consolidated financial statements.

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                               September 30, 2004


A.   Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes of Continental Global Group, Inc. and subsidiaries for the year ended December 31, 2003, included in the Company's Form 10-K.

The Company was not in compliance with certain covenants under its revolving credit facilities as of December 31, 2003 or the subsequent ending quarters, resulting in a cross default under the terms of the Company's Senior Notes. In addition, the Company failed to make its $6,600,000 semi-annual interest payment for the Senior Notes due on April 1, 2004. Following expiration of the 30-day grace period provided for in the indenture, the Senior Notes were in default and the Company received a notice of default from the Trustee for the Senior Notes. Accordingly, the Senior Notes were recorded as current liabilities in the consolidated balance sheet as of December 31, 2003. However, on April 26, 2004, the Company entered into a forbearance agreement with the holders of a majority interest ("Majority Holders") of the Senior Notes which instructed the Trustee for the Senior Notes to refrain from taking any action with respect to the default prior to May 31, 2004. On May 27, 2004, June 14, 2004 and July 13, 2004, this agreement was amended to extend the forbearance agreement until July 23, 2004.

On July 22, 2004, the Company entered into a restructuring agreement with the Majority Holders of the Senior Notes pursuant to which the Company agreed to commence an offer to exchange new notes and a cash payment for all of the outstanding Senior Notes. The restructuring agreement extended the forbearance agreement with the Majority Holders until the restructuring was consummated or the restructuring agreement was terminated.

On August 5, 2004, the Company commenced an offer to exchange (i) cash in the aggregate amount of $17,500,000, (ii) 9% Series A Senior Secured Notes due 2008 in the aggregate principal amount of $65,000,000, and (iii) 13% Series B Senior Secured Notes due 2008 in the aggregate principal amount of $10,000,000, for all of its outstanding 11% Senior Notes due 2007 in the aggregate principal amount of $120,000,000 and all interest accrued thereon. The Company expected to fund the cash payment from (a) $12,000,000 of new subordinated indebtedness from N.E.S. Investment Co., (b) additional borrowings under an amended credit facility, and (c) cash available from operations. The exchange offer was made exclusively to holders of the 11% Senior Notes due 2007.

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                               September 30, 2004


A.   Organization and Basis of Presentation (Continued)

On May 1, 2004, June 1, 2004, June 15, 2004, July 13, 2004, July 29, 2004 and
August 31, 2004, the Company and Bank One, N.A. entered into forbearance agreements under which Bank One agreed not to exercise its rights with respect to the defaults, including the right to demand payment, under the revolving credit facility for a stated period while the Company negotiated a restructuring of its Senior Notes. On July 12, 2004, the Company received a commitment letter from Bank One for a waiver of the covenant violations and an extension of the revolving credit facility. On October 4, 2004, the Company's wholly-owned subsidiaries, Continental Conveyor & Equipment Company and Goodman Conveyor Company entered into a Second Amended and Restated Credit Facility and Security Agreement (the "Credit Agreement") with Bank One, N.A. The Credit Agreement extends the Company's revolving credit facility with Bank One until July 31, 2006. The Company is currently in discussions with the lenders under its existing foreign revolving credit facilities to extend such credit facilities that have matured or are expiring in 2004.

On October 4, 2004, the Company completed the exchange offer with respect to its outstanding 11% Senior Notes due 2007 (the "Old Notes") and entered into an Indenture by and among the Company, two of its wholly-owned subsidiaries, Continental Conveyor & Equipment Company and Goodman Conveyor Company (collectively, the "Subsidiary Guarantors") and Wells Fargo Bank, National Association, as trustee (the "Indenture"). Tenders with respect to Old Notes representing approximately $109,270,000 or 91.06% of the $120,000,000 of Old Notes outstanding principal amount were received by Wells Fargo Bank, N.A., which acted as depositary in the exchange offer. All Old Notes that were validly tendered were accepted for exchange. According to the terms of the exchange offer, on October 4, 2004, the Company issued $59,187,917 of 9% New Series A Notes due 2008 and $9,105,833 of 13% New Series B Notes due 2008. In addition, the Company made a cash payment as additional consideration to the Series A and Series B bondholders of approximately $14,114,000, or $15.50 for every $120 of Old Notes tendered. In October 2005, the Series A and Series B bondholders will receive approximately $1,821,000, or $2.00 for every $120 of Old Notes tendered.

According to the terms of the Indenture, the New Series A Notes will mature on October 1, 2008. Interest will accrue at the rate of 9% per annum and will be payable semiannually in arrears, in cash, on each April 1 and October 1 until maturity. Interest accrued on the New Series A Notes from April 1, 2004, as if the New Series A Notes had been issued on such date. The Company paid interest of $2,663,457 on October 4, 2004 related to the Series A Notes. The New Series B Notes will also mature on October 1, 2008. Interest will accrue at the rate of 13% per annum and will be payable semiannually in arrears, in kind, on each April 1 and October 1 until maturity. However, the Company has the right to make interest payment on the New Series B Notes in cash at the same rate and on the same terms as the New Series A Notes. The Company has assumed the interest will be paid in cash at a rate of 9% in all calculations involving the interest payments on the Series B Notes in these condensed consolidated financial statements. Interest accrued on the New Series B Notes from April 1, 2004, as if the New Series B Notes had been issued on such date. The Company paid interest of $409,763 on October 4, 2004 related to the Series B Notes. The New Series A and Series B Notes are jointly and severally guaranteed by the Subsidiary Guarantors and secured by substantially all of the assets of the Subsidiary Guarantors.

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                               September 30, 2004


A.   Organization and Basis of Presentation (Continued)

The cash payment made on October 4, 2004 as additional consideration to the Series A and Series B bondholders was funded by new subordinated indebtedness to N.E.S. Investment Company in the amount of $10,000,000 and additional borrowings from the Company's revolving line of credit. The note payable to N.E.S. Investment Company accrues interest at a rate of 9%, payable in kind, compounded annually. The additional consideration to be paid by the Company in October 2005 to the Series A and Series B bondholders will be funded with an additional $2,000,000 of subordinated indebtedness to N.E.S. Investment Company.

The debt exchange will be accounted for according to Statement of Financial Accounting Standards ("SFAS") No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings". According to the requirements of SFAS No. 15, in the fourth quarter of 2004, the Company will record a gain on the exchange of bonds of approximately $3,392,000, representing the difference between the future cash outlays of the Series A and Series B Notes and the carrying value of the Old Notes. All cash payments as additional consideration to Series A and Series B bondholders and interest payments on the New Series A and Series B Notes will be recorded as a reduction in the balance of outstanding indebtedness throughout the terms of the Series A and Series B Notes, and accordingly, the Company will not recognize any interest expense in the income statement related to the New Series A and Series B Notes. Interest expense of approximately $3,005,000 recorded by the Company in the second quarter of 2004 on the Old Notes was reversed in the third quarter in connection with the finalization of the terms of the new agreement and additionally, third quarter interest expense of approximately $3,005,000 under the terms of the Old Notes was not recorded.

Because the debt exchange meets the definition of a troubled debt restructuring, U.S. generally accepted accounting principles require that the Company follow the provisions of SFAS No. 15. However, the Company believes that additional information is necessary in order to keep the condensed consolidated financial statements from being misleading. Under the provisions of SFAS No. 15, interest accrued in prior periods was reversed in the third quarter of 2004 and included in the statement of operations as interest income. In addition, in future periods, the Company will not record any of the interest payments on the Series A and Series B Notes as interest expense in the statement of operations but rather as a reduction of the debt balance on the balance sheet. If the restructuring of the Company's Senior Notes had not occurred, the Company's interest expense for the three months and nine months ended September 30, 2004 would have been approximately $6,010,000 higher than reported, and the Company would not have incurred debt restructuring expenses of approximately $1,952,000 and $2,414,000 for the three months and nine months ended September 30, 2004, respectively, which are included in miscellaneous, net. The following table compares the Company's results of operations as presented in the consolidated statement of operations to the results which would have been reported if the Company had not completed the debt restructuring:

                                                 Three months ended                 Nine months ended
                                                 September 30, 2004                September 30, 2004
                                          ---------------------------------- ----------------------------------
                                                               Pro-forma                          Pro-forma
                                             With debt       Without debt       With debt       Without debt
                                           restructuring     restructuring    restructuring     restructuring
                                          ----------------- ---------------- ----------------- ----------------
Operating income, as reported                $ 3,916,833       $ 3,916,833      $ 9,359,298       $ 9,359,298
Other expenses:
   Interest expense (income), net             (2,119,289)        3,890,561        5,688,529        11,698,379
   Miscellaneous, net                          2,153,360           200,981        2,478,773            64,837
                                          ----------------- ---------------- ----------------- ----------------
Total other expenses                              34,071         4,091,542        8,167,302        11,763,216
                                          ----------------- ---------------- ----------------- ----------------

Net income (loss)                            $ 3,882,762       $  (174,709)     $ 1,191,996       $(2,403,918)
                                          ================= ================ ================= ================

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                               September 30, 2004


A.   Organization and Basis of Presentation (Continued)

The outstanding indebtedness has been classified as short and long-term liabilities as of September 30, 2004 based upon the payment terms of the new debt. The following table summarizes the reduction in the balance of the Senior Notes based upon the payment requirements over the terms of the Series A and Series B Notes:

Balance at September 30, 2004 of Senior Notes, including
    current portion of $10,260,480                               $ 126,009,850
Gain to be recorded in 4th quarter of 2004                          (3,391,923)
October 2004 payment as additional consideration                   (14,114,042)
October 2005 payment as additional consideration                    (1,821,167)
Interest payments on Series A Notes, 2004-2008                     (23,971,106)
Interest payments on Series B Notes, 2004-2008                      (3,687,862)
Maturity of outstanding 11% Senior Notes due 2007                  (10,730,000)
                                                              -----------------
Maturity of Series A and Series B Notes due 2008                 $  68,293,750
                                                              =================

B.   Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

C.   Inventories

Inventories, which consist of raw materials, manufactured and purchased parts, and work in process, are stated at the lower of cost or market. Since inventory records are maintained on a job order basis, it is not practical to segregate inventories into their major classes. The cost for approximately 62% and 57% of inventories at September 30, 2004 and December 31, 2003, respectively, is determined using the last-in, first-out (LIFO) method with the remainder determined using the first-in, first-out (FIFO) method. Had the FIFO method of inventory (which approximates replacement cost) been used to cost all inventories, inventories would have increased by approximately $3,941,000 and $1,316,000 at September 30, 2004 and December 31, 2003, respectively.

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                               September 30, 2004


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

Balance as of January 1, 2004                   $ 1,275,401
Provision for warranties                            707,049
Settlements made during the period                 (451,126)
Effect of exchange rate changes                      (6,184)
                                            -----------------
Balance as of September 30, 2004                $ 1,525,140
                                            =================

E.   Restructuring Charges

The Company incurred restructuring charges of approximately $212,000 and $67,000 for the nine months ended September 30, 2004 and 2003, respectively, related to changes in staffing and production requirements in its domestic operations. As part of this restructuring, in 2002 the Company developed a plan to discontinue the manufacturing operations in certain of its domestic facilities and merge these operations with other existing facilities. The process of merging the domestic operations began in 2003. However, in the fourth quarter of 2003, the Company hired a third-party consultant to re-evaluate the restructuring plan and make further recommendations. These recommendations are currently under review by the Company's management and board of directors. The additional cost of this restructuring has not been determined. The charges incurred in 2004 consist primarily of consulting fees while the charges incurred in 2003 consist primarily of severance costs associated with a reduction in personnel which occurred in 2002 and 2003. Total restructuring charges incurred since this plan was developed are approximately $919,000. As of September 30, 2004, the Company has paid approximately $524,000 of the charges incurred to date, with the majority of the remainder expected to be paid by 2008.

F.   Comprehensive Income (Loss)

The components of comprehensive income (loss) for the three months and nine months ended September 30, 2004 and 2003 are as follows:

                                           Three months ended September 30      Nine months ended September 30
                                                  2004             2003               2004             2003
                                          ----------------------------------   ---------------------------------

Net income (loss)                             $ 3,882,762     $ (3,725,389)       $ 1,191,996    $ (9,564,718)
Other comprehensive income (loss):
   Foreign currency translation
     adjustment                                   186,673           55,788           (195,072)        424,707
   Change in fair value of derivative
     hedge, net of tax                            253,491          (71,582)            (4,884)          5,848
                                          ----------------------------------   ---------------------------------

Comprehensive income (loss)                   $ 4,322,926     $ (3,741,183)       $   992,040    $ (9,134,163)
                                          ==================================   =================================

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                               September 30, 2004


G.   Employee Benefit Plans

As of September 30, 2004, the Company has made contributions to its defined benefit plan of approximately $2,477,000, including a required contribution of $266,000 and a voluntary contribution of approximately $2,211,000 due to the underfunded status of the plan. The Company does not expect to make any further contributions in 2004.

The components of net periodic benefit cost for the three months and nine months ended September 30 are as follows:

                                                    Three months ended              Nine months ended
                                                       September 30                    September 30
                                                   2004            2003            2004            2003
                                              --------------- --------------- --------------- ---------------
Service cost                                     $  50,950       $  46,717      $ 152,850       $ 140,151
Interest cost                                      115,570         110,401        346,710         331,203
Expected return on plan assets                    (127,960)        (78,318)      (383,880)       (234,954)
Amortization of prior service cost                   4,133           4,133         12,399          12,399
Recognized loss                                     14,933          17,626         44,799          52,878
                                              --------------- --------------- --------------- ---------------
Net periodic benefit cost                        $  57,626       $ 100,559      $ 172,878       $ 301,677
                                              =============== =============== =============== ===============

H.   Income Taxes

Income taxes are provided using the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes". For tax reporting purposes, the Company is included in the consolidated federal tax return of N.E.S. Investment Co. However, for financial reporting purposes, the Company's tax provision has been calculated on a stand-alone basis. A tax provision or benefit was not applied against the income or loss before income taxes in the three and nine months ended September 30, 2004 and 2003 as a result of the tax valuation allowance recorded in previous periods in accordance with SFAS 109, "Accounting for Income Taxes" due to the uncertainty regarding the full utilization of the Company's deferred income taxes. The valuation allowance was reduced offsetting a portion of the net tax expense in the three and nine months ended September 30, 2004, while the valuation allowance was increased in the three and nine months ended September 30, 2003 offsetting the net income tax benefit in those periods.

The Company has subsidiaries located in Australia, the United Kingdom, and South Africa, which are subject to income taxes in their respective countries.

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                               September 30, 2004


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

                                                Three months ended September 30   Nine months ended September 30
                                                      2004            2003             2004             2003
                                                -------------------------------------------------------------------
                                                         (in thousands)                   (in thousands)
Net sales:
   Conveyor equipment                                 $ 56,260         $ 40,187       $ 161,013        $ 126,953
   Manufactured housing products                         6,801            6,394          18,829           18,700
   Other                                                   165              147             498              659
                                                -------------------------------------------------------------------
Total net sales                                       $ 63,226         $ 46,728       $ 180,340        $ 146,312
                                                ===================================================================

Segment operating income:
   Conveyor equipment                                  $ 4,207         $    209        $ 10,608         $  2,741
   Manufactured housing products                           319              386             647            1,036
   Other                                                    47               50             158              214
                                                -------------------------------------------------------------------
Total segment operating income                           4,573              645          11,413            3,991
   Management fee                                          236               43             582              223
   Amortization expense                                      7                7              20               20
   Restructuring charges                                    38                9             212               67
   Corporate expense                                       375              318           1,240            1,102
                                                -------------------------------------------------------------------
Total operating income                                   3,917              268           9,359            2,579
   Interest expense (income), net                       (2,119)           3,791           5,688           11,419
   Miscellaneous, net                                    2,153              202           2,479              725
                                                -------------------------------------------------------------------
Income (loss) before income taxes                      $ 3,883         $ (3,725)       $  1,192         $ (9,565)
                                                ===================================================================

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                               September 30, 2004


J.   Guarantor and Non-Guarantor Subsidiaries

The Company's domestic subsidiaries, Continental Conveyor & Equipment Company
(CCE) and Goodman Conveyor Company (GCC), and certain of its Australian subsidiaries, all of which are wholly owned, are the guarantors of the $120,000,000 Senior Notes due 2007. The guarantees are full, unconditional, and joint and several. Separate financial statements of these guarantor subsidiaries are not presented as management has determined that they would not be material to investors. The Company's United Kingdom and South African subsidiaries are not guarantors of the Senior Notes.

Summarized consolidating balance sheets as of September 30, 2004 and December 31, 2003 for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries are as follows (in thousands):

                                                 Combined        Combined
                                                 Guarantor     Non-Guarantor
September 30, 2004:             The Company    Subsidiaries    Subsidiaries    Eliminations       Total
                              -------------------------------------------------------------------------------
Current assets:
   Cash and cash equivalents       $     75        $  2,049        $    313       $       -         $  2,437
   Accounts receivable, net               -          28,110          12,072             (39)          40,143
   Inventories                            -          19,742           7,395               -           27,137
   Deferred income taxes                 81               -             355            (197)             239
   Other current assets                 151             180             934              (7)           1,258
                              -------------------------------------------------------------------------------
Total current assets                    307          50,081          21,069            (243)          71,214
Property, plant, and
   equipment, net                         -           7,268           4,757               -           12,025
Goodwill                                  -          12,942             796               -           13,738
Investment in subsidiaries           60,009          20,917               -         (80,926)               -
Deferred financing costs              1,300               -               -               -            1,300
Other assets                         15,276           2,978               -         (17,804)             450
                              -------------------------------------------------------------------------------
Total assets                       $ 76,892        $ 94,186        $ 26,622       $ (98,973)        $ 98,727
                              ===============================================================================
Current liabilities:
   Notes payable                   $      -        $  7,789        $  4,505       $  (1,078)        $ 11,216
   Trade accounts payable             1,595          22,722          10,890             (33)          35,174
   Accrued compensation and
     employee benefits                  229           4,589           1,296               -            6,114
   Accrued interest                   1,180               -               -               -            1,180
   Other accrued liabilities          2,133           4,460           3,357          (1,409)           8,541
   Current maturities of
     long-term obligations           10,261           1,433              19               -           11,713
                              -------------------------------------------------------------------------------
Total current liabilities            15,398          40,993          20,067          (2,520)          73,938
Pension obligation                        -             791               -               -              791
Deferred income taxes                     -          15,801               -         (14,976)             825
Other long-term obligations               -             261           1,416            (970)             707
Senior notes                        115,749               -               -               -          115,749
Stockholder's equity                (54,255)         36,340           5,139         (80,507)         (93,283)
(deficit)
                              -------------------------------------------------------------------------------
Total liabilities and
   stockholder's equity
   (deficit)                       $ 76,892        $ 94,186        $ 26,622       $ (98,973)        $ 98,727
                              ===============================================================================

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                               September 30, 2004


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

                               September 30, 2004


J.   Guarantor and Non-Guarantor Subsidiaries (Continued)

Summarized consolidating statements of operations for the three months and nine months ended September 30, 2004 and 2003, respectively, for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries are as follows (in thousands):


                                                          Combined       Combined
                                                          Guarantor    Non-Guarantor
                                           The Company   Subsidiaries   Subsidiaries   Eliminations     Total
                                          ------------- ------------- --------------- ------------- -------------
Three months ended September 30, 2004:
Net sales                                     $     -     $ 53,788          $ 9,438          $  -     $ 63,226
Cost of products sold                               -       44,513            8,241             -       52,754
                                          ------------- ------------- --------------- ------------- -------------
Gross profit                                        -        9,275            1,197             -       10,472
Total operating expenses                          408        4,915            1,232             -        6,555
                                          ------------- ------------- --------------- ------------- -------------
Operating income (loss)                          (408)       4,360              (35)            -        3,917
Interest expense (income), net                 (2,579)         264              196             -       (2,119)
Miscellaneous, net                              1,717          442               (6)            -        2,153
                                          ------------- ------------- --------------- ------------- -------------
Income (loss) before income taxes                 454        3,654             (225)            -        3,883
Income tax expense (benefit)                   (1,385)       1,385                -             -            -
                                          ------------- ------------- --------------- ------------- -------------
Net income (loss)                             $ 1,839     $  2,269          $  (225)         $  -     $  3,883
                                          ============= ============= =============== ============= =============


                                                          Combined       Combined
                                                          Guarantor    Non-Guarantor
                                           The Company   Subsidiaries   Subsidiaries   Eliminations     Total
                                          ------------- ------------- --------------- ------------- -------------
Three months ended September 30, 2003:
Net sales                                    $      -     $ 34,993         $ 11,765         $ (30)     $ 46,728
Cost of products sold                               -       29,325           11,460           (30)       40,755
                                          ------------- ------------- --------------- ------------- -------------
Gross profit                                        -        5,668              305             -         5,973
Total operating expenses                          158        4,301            1,246             -         5,705
                                          ------------- ------------- --------------- ------------- -------------
Operating income (loss)                          (158)       1,367             (941)            -           268
Interest expense, net                           3,431          267               93             -         3,791
Miscellaneous, net                                  -          207               (5)            -           202
                                          ------------- ------------- --------------- ------------- -------------
Income (loss) before income taxes              (3,589)         893           (1,029)            -        (3,725)
Income tax expense (benefit)                     (484)         484                -             -             -
                                          ------------- ------------- --------------- ------------- -------------
Net income (loss)                            $ (3,105)    $    409         $ (1,029)        $   -      $ (3,725)
                                          ============= ============= =============== ============= =============


                                                          Combined       Combined
                                                          Guarantor    Non-Guarantor
                                           The Company  Subsidiaries   Subsidiaries   Eliminations     Total
                                          ------------- ------------- --------------- ------------- -------------
Nine months ended September 30, 2004:
Net sales                                    $      -     $147,352         $ 32,996          $ (8)    $ 180,340
Cost of products sold                               -      122,251           29,439            (8)      151,682
                                          ------------- ------------- --------------- ------------- -------------
Gross profit                                        -       25,101            3,557             -        28,658
Total operating expenses                        1,214       14,280            3,805             -        19,299
                                          ------------- ------------- --------------- ------------- -------------
Operating income (loss)                        (1,214)      10,821             (248)            -         9,359
Interest expense, net                           4,281          922              485             -         5,688
Miscellaneous, net                              2,179          320              (20)            -         2,479
                                          ------------- ------------- --------------- ------------- -------------
Income (loss) before income taxes              (7,674)       9,579             (713)            -         1,192
Income tax expense (benefit)                   (2,992)       2,992                -             -             -
                                          ------------- ------------- --------------- ------------- -------------
Net income (loss)                            $ (4,682)    $  6,587         $   (713)         $  -     $   1,192
                                          ============= ============= =============== ============= =============

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                               September 30, 2004


J.   Guarantor and Non-Guarantor Subsidiaries (Continued)


                                                          Combined       Combined
                                                          Guarantor    Non-Guarantor
                                           The Company  Subsidiaries   Subsidiaries   Eliminations     Total
                                          ------------- ------------- --------------- ------------- -------------
Nine months ended September 30, 2003:
Net sales                                    $      -    $ 115,895         $ 30,658        $ (241)    $ 146,312
Cost of products sold                               -       97,473           28,968          (241)      126,200
                                          ------------- ------------- --------------- ------------- -------------
Gross profit                                        -       18,422            1,690             -        20,112
Total operating expenses                        1,055       12,852            3,626             -        17,533
                                          ------------- ------------- --------------- ------------- -------------
Operating income (loss)                        (1,055)       5,570           (1,936)            -         2,579
Interest expense, net                          10,286          900              233             -        11,419
Miscellaneous, net                                323          426              (24)            -           725
                                          ------------- ------------- --------------- ------------- -------------
Income (loss) before income taxes             (11,664)       4,244           (2,145)            -        (9,565)
Income tax expense (benefit)                   (1,724)       1,724                -             -             -
                                          ------------- ------------- --------------- ------------- -------------
Net income (loss)                            $ (9,940)   $   2,520         $ (2,145)       $    -     $  (9,565)
                                          ============= ============= =============== ============= =============

Summarized consolidating cash flow statements for the nine months ended September 30, 2004 and 2003, respectively, for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries are as follows (in thousands):

                                                         Combined       Combined
                                                         Guarantor    Non-Guarantor
                                          The Company  Subsidiaries   Subsidiaries   Eliminations     Total
                                         ------------- ------------- --------------- ------------- -------------

Nine months ended September 30, 2004:
Net cash provided by (used in)
   operating activities                       $ (489)      $ 7,925        $ (1,482)         $ 16       $ 5,970

Investing activities:
   Purchases of property, plant, and
    equipment                                      -          (219)           (312)            -          (531)
   Proceeds from sale of property,
     plant, and equipment                          -            15               -             -            15
                                         ------------- ------------- --------------- ------------- -------------
Net cash used in investing activities              -          (204)           (312)            -          (516)
                                         ------------- ------------- --------------- ------------- -------------

Financing activities:
   Net increase in borrowings on notes
     payable                                       -        (3,453)            726             -        (2,727)
   Principal payments on long-term
     obligations                                   -        (1,031)            (75)            -        (1,106)
   Distributions                                 450          (450)              -             -             -
   Intercompany loan activity                      -        (1,433)          1,433             -             -
                                         ------------- ------------- --------------- ------------- -------------
Net cash provided by (used in)
   financing activities                          450        (6,367)          2,084             -        (3,833)
Exchange rate changes on cash                      -           (39)             20           (16)          (35)
                                         ------------- ------------- --------------- ------------- -------------
Increase (decrease) in cash and cash
   equivalents                                   (39)        1,315             310             -         1,586
Cash and cash equivalents at beginning
   of period                                     114           734               3             -           851
                                         ------------- ------------- --------------- ------------- -------------
Cash and cash equivalents at end of
   period                                     $   75       $ 2,049        $    313          $  -       $ 2,437
                                         ============= ============= =============== ============= =============

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                               September 30, 2004


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
                                         ============= ============= =============== ============= =============


As described in Note A, in October 2004, the Company issued new Series A and Series B Notes. The Company's Australian subsidiaries are not guarantors of these new notes. If the Australian subsidiaries had not been included in the "Combined Guarantor Subsidiaries" column as of September 30, 2004, the total assets for the combined guarantor subsidiaries would have been approximately $98,342,000 (including an investment in Australia of approximately $26,461,000). Net income for the combined guarantor subsidiaries includes approximately $474,000 and $2,456,000 for the three and nine months ended September 30, 2004, respectively, related to the Australian subsidiaries.

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

Results of Operations

The following table sets forth, on a comparative basis, selected income statement data as a percentage of net sales for the three months and nine months ended September 30, 2004 and 2003.

                                    Three months ended         Nine months ended
                                       September 30               September 30
                                 -------------------------- -------------------------
                                     2004        2003            2004         2003

Net sales                           100.0%      100.0%          100.0%       100.0%
Cost of products sold                83.4        87.2            84.1         86.3
Gross profit                         16.6        12.8            15.9         13.7
SG&A expenses                         9.9        12.1            10.3         11.8
Management fee                        0.4         0.1             0.3          0.1
Amortization expense                  -           -               -            -
Restructuring charges                 0.1         -               0.1          -
Operating income                      6.2         0.6             5.2          1.8

Three months ended September 30, 2004, compared to three months ended September 30, 2003:

Net Sales
Net sales for the quarter increased $16.5 million, or 35%, from $46.7 million in 2003 to $63.2 million in 2004. Compared to the third quarter of 2003, the Company has received significant steel price increases from its vendors requiring selling prices on its products to increase in order to recover these increased costs. The Company passed these steel price increases along to its customers in the form of additional sales surcharges and sales price increases. These increased selling prices along with increased sales volume contributed to the improved sales results. Net sales in the domestic operations of the Company's conveyor equipment segment increased $12.5 million. Improved sales volume and increased selling prices in the mining equipment and conveyor components business areas resulted in $9.6 million of this increase. This increase in sales volume was due primarily to the improved market conditions in the coal industry creating higher demand for coal which resulted in increased capital spending by the Company's major customers in the coal industry. The remaining $2.9 million increase occurred in the engineered systems business area due to the shipment of two projects in the third quarter of 2004. Net sales in the foreign operations of the Company's conveyor equipment segment increased $3.6 million, of which $2.1 million resulted from increases in foreign currency translation rates. Adjusted for foreign exchange variations, net sales in the Company's Australian subsidiary increased $5.0 million due to improved market conditions in the coal industry. Net sales in the Company's United Kingdom subsidiary decreased $3.7 million after foreign currency adjustments due to the shipment of significant engineered systems contracts, primarily to the tunneling industry in the third quarter of 2003 which did not recur in 2004, offset partially by an increase in the more profitable standard manufactured products business. Net sales in the Company's South African subsidiary increased $0.2 million after foreign currency adjustments. Net sales in the Company's manufactured housing segment increased $0.4 million as a result of higher selling prices.

Gross Profit
Gross profit for the quarter increased $4.5 million, or 75%, from $6.0 million in 2003 to $10.5 million in 2004. This increase in gross profit is the result of a $3.2 million increase due to increased sales volume combined with a $1.3 million increase due to improved margins. Gross profit in the domestic operations of the Company's conveyor equipment segment increased $2.5 million as a result of increased sales volume and $0.4 million from improved margins. This improved gross profit was primarily attributable to more efficient utilization of overhead expenses as a result of increased volumes. Gross profit in the foreign operations of the Company's conveyor equipment segment increased $1.6 million, of which $0.3 million resulted from increases in foreign currency translation rates. The remaining increase was primarily due to increases in the Company's Australian and United Kingdom subsidiaries of $0.6 million each. The increase in Australia was the result of increased sales volume. During the third quarter of 2003, the estimated cost to complete two large conveyor systems contracts in the United Kingdom was increased which decreased gross profit for the third quarter of 2003 by $0.6 million.

Gross profit as a percentage of net sales increased from 12.8% in 2003 to 16.6% in 2004. This increase primarily resulted from improved margins due to increased sales volume in the Company's conveyor equipment segment.

SG&A Expenses
SG&A expenses for the quarter increased $0.7 million, or 13%, from $5.6 million in 2003 to $6.3 million in 2004. SG&A expenses in the domestic operations of the Company's conveyor equipment segment increased $0.4 million primarily due to increased selling expenses which resulted from increased sales. SG&A expenses in the foreign operations of the Company's conveyor equipment segment increased $0.2 million almost entirely as a result of increases in foreign currency translation rates. SG&A expenses in the Company's manufactured housing segment increased $0.1 million.

Operating Income
Operating income for the quarter increased $3.6 million, from $0.3 million in 2003 to $3.9 million in 2004. The increase resulted from the $4.5 million increase in gross profit, offset the $0.7 million increase in SG&A expenses and a $0.2 million increase in management fees.

Interest Expense (Income)
Interest expense for the quarter decreased $5.9 million, from an expense of $3.8 million in 2003 to income of $2.1 million in 2004. This decrease resulted from the reduction of interest expense on the Company's Senior Notes. On October 4, 2004, the Company completed a restructuring of its 11% Senior Notes due 2007 which will be accounted for according to Statement of Financial Accounting Standards ("SFAS") No. 15, "Accounting by Debtors and Creditors for Troubled

Debt Restructurings". All interest payments on the Company's newly issued Series A and Series B Notes due 2008 will be recorded as a reduction of outstanding indebtedness rather than interest expense. Interest expense recorded in the third quarter of 2004 on the outstanding 11% Senior Notes due 2007 was only $0.3 million compared to $3.3 million in 2003. In addition, in the third quarter of 2004, the Company reversed interest expense which had been recorded in the second quarter of 2004 of approximately $3.0 million related to the 11% Senior Notes due 2007.

Miscellaneous, Net
Miscellaneous expenses for the quarter increased $1.9 million, from $0.2 million in 2003 to $2.1 million in 2004. This increase is primarily the result of the incurrence of $2.0 million in legal, professional, and other expenses in the third quarter of 2004 related to the Company's debt restructuring.

Net Income (Loss)
Net income (loss) for the quarter increased $7.6 million, or 205%, from a loss of $3.7 million in 2003 to income of $3.9 million in 2004. The increase resulted from the $3.6 million increase in operating income combined with the $5.9 million decrease in net interest expense and partially offset by the $1.9 million increase in miscellaneous, net.

Nine months ended September 30, 2004, compared to nine months ended September 30, 2003:

Net Sales
Net sales for the nine-month period increased $34.0 million, or 23%, from $146.3 million in 2003 to $180.3 million in 2004. During the year the Company has received significant steel price increases from its vendors requiring selling prices on its products to increase in order to recover these increased costs. The Company passed these steel price increases along to its customers in the form of additional sales surcharges and sales price increases. These increased selling prices along with increased sales volume contributed to the improved sales results. Net sales in the domestic operations of the Company's conveyor equipment segment increased $17.1 million due to increased sales volume and increased selling prices in the mining equipment and conveyor components business areas. This increase in sales volume was due primarily to the improved market conditions in the coal industry creating higher demand for coal which resulted in increased capital spending by the Company's major customers in the coal industry. Net sales in the foreign operations of the Company's conveyor equipment segment increased $17.0 million. Changes in foreign currency translation rates resulted in $9.2 million of this increase. Adjusted for foreign exchange variations, net sales in Australia increased $9.3 million due to improved market conditions in the coal industry and significant shipments on a major contract in the second quarter of 2004. Net sales in the United Kingdom decreased $1.9 million (after adjustments for foreign currency fluctuations) due to decreased sales of engineered systems contracts, primarily to the tunneling industry, offset partially by an increase in the more profitable standard manufactured products business. Net sales in South Africa increased $0.4 million, adjusted for foreign currency fluctuations, due to improved market conditions in the coal industry. Net sales in the Company's manufactured housing segment increased by $0.1 million while net sales in the other segment decreased by $0.2 million.

Gross Profit
Gross profit for the nine-month period increased $8.6 million, or 43%, from $20.1 million in 2003 to $28.7 million in 2004. This increase in gross profit is the result of a $5.4 million increase due to increased sales volume combined with a $3.2 million increased due to improved margins. Gross profit in the domestic operations of the Company's conveyor equipment segment increased $3.4 million as a result of increased sales volume and $1.3 million from improved margins. This improved gross profit was due to a more favorable product mixture in the mining equipment business area and increased sales volume in the higher margin conveyor components business area. The increased sales volumes contributed to a more efficient utilization of overhead expenses which improved the gross profit margins. Gross profit in the foreign operations of the Company's conveyor equipment segment increased $4.1, of which $1.1 million resulted from changes in foreign currency translation rates. The remaining increase was primarily attributable to increases in Australia and the United Kingdom of $1.6 million and $1.2 million, respectively. The increase in Australia was primarily attributable to improved profit margins due to the increased sales volume which resulted in more efficient utilization of overhead expenses. During the third quarter of 2003, the estimated cost to complete two large conveyor systems contracts in the United Kingdom was increased which decreased gross profit in 2003 by $0.6 million. In addition, gross profit in the United Kingdom improved due to a more favorable mixture of the higher margin standard manufactured products business. Gross profit in the Company's manufactured housing segment decreased $0.2 million.

Gross profit as a percentage of net sales increased from 13.7% in 2003 to 15.9% in 2004. This increase primarily resulted from improved margins due to increased sales volume in the Company's conveyor equipment segment.

SG&A Expenses
SG&A expenses for the nine-month period increased $1.3 million, or 8%, from $17.2 million in 2003 to $18.5 million in 2004. SG&A expenses in the domestic operations of the Company's conveyor equipment segment increased $0.3 million primarily due to increased selling expenses which resulted from increased sales. SG&A expenses in the foreign operations of the Company's conveyor equipment segment increased $0.6 million due to increases in foreign currency translation rates. SG&A expenses in the Company's manufactured housing segment increased $0.2 million due to higher administrative expenses. Corporate SG&A expenses increased $0.2 million due to higher insurance and personnel costs.

Operating Income
Operating income for the nine-month period increased $6.8 million, or 262%, from $2.6 million in 2003 to $9.4 million in 2004. The increase resulted from the $8.6 million increase in gross profit, offset by the $1.3 million increase in SG&A expenses, a $0.4 million increase in management fees, and a $0.1 million increase in restructuring charges.

Interest Expense (Income)
Interest expense for the nine-month period decreased $5.7 million, or 50%, from $11.4 million in 2003 to $5.7 million in 2004. This decrease resulted from the reduction of interest on the Company's Senior Notes. On October 4, 2004, the Company completed a restructuring of its 11% Senior Notes due 2007 which will be accounted for according to Statement of Financial Accounting Standards ("SFAS") No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings". All interest payments on the Company's newly issued Series A and Series B Notes due 2008 will be recorded as a reduction of outstanding indebtedness rather than interest expense. Interest expense related to the 11% Senior Notes due 2007 decreased $6.0 million from $9.9 million in 2003 to $3.9 million in 2004.

Miscellaneous, Net
Miscellaneous expenses for the nine-month period increased $1.8 million, from $0.7 million in 2003 to $2.5 million in 2004. This increase is primarily the result of the incurrence of $2.4 million in legal, professional, and other expenses in 2004 related to the Company's debt restructuring.

Net Income (Loss)
Net income (loss) for the nine-month period increased $10.7 million, or 113%, from a loss of $9.5 million in 2003 to income of $1.2 million in 2004. This increase resulted from the $6.8 million increase in operating income combined with the $5.7 million decrease in interest expense and partially offset by the $1.8 million increase in miscellaneous, net.

Restructuring Charges
The Company incurred restructuring charges of approximately $0.2 million and $0.1 million for the nine months ended September 30, 2004 and 2003, respectively, related to changes in staffing and production requirements in its domestic operations. As part of this restructuring, in 2002 the Company developed a plan to discontinue the manufacturing operations in certain of its domestic facilities and merge these operations with other existing facilities. The process of merging the domestic operations began in 2003. However, in the fourth quarter of 2003, the Company hired a third-party consultant to re-evaluate the restructuring plan and make further recommendations. These recommendations are currently under review by the Company's management and board of directors. The additional cost of this restructuring has not been determined. The charges incurred in 2004 consist primarily of consulting fees while the charges incurred in 2003 consist primarily of severance costs associated with a reduction in personnel which occurred in 2002 and 2003. Total restructuring charges incurred since this plan was developed are approximately $0.9 million. As of September 30, 2004, the Company has paid approximately $0.5 million of the charges incurred to date, with the majority of the remainder expected to be paid by 2008.

Backlog
Backlog at September 30, 2004 was $40.4 million, an increase of $5.4 million, or 15%, from $35.0 million at December 31, 2003 and a decrease of $3.9 million, or 9%, from $44.3 million at June 30, 2004. At September 30, 2004, backlog in the domestic operations of the Company's conveyor equipment segment was $19.1 million, a decrease of $4.2 million from June 30, 2004, and backlog in the foreign operations of the Company's conveyor equipment segment was $21.3 million, an increase of $0.3 million from June 30, 2004. Management believes that approximately 75% of the backlog will be shipped in 2004.

Liquidity and Capital Resources

Net cash provided by (used in) operating activities was $6.0 million and $(2.6) million for the nine months ended September 30, 2004 and 2003, respectively. Net cash provided by operating activities in 2004 resulted from net income of $1.2 million, combined with non-cash expenses of $2.1 million and a net decrease in operating assets and liabilities of $2.7 million. Net cash used in operating activities in 2003 resulted from a net loss of $9.6 million offset by non-cash expenses of $2.1 million and a net decrease in operating assets and liabilities of $4.9 million. The increase in net cash from operations from 2003 to 2004 was primarily due to the reduction in the net loss which resulted from higher net sales, improved gross profit margins, and lower interest expense.

Net cash used in investing activities was $0.5 million for the nine months ended September 30, 2004 and 2003, and represents net purchases of property, plant, and equipment for both years.

Net cash used in financing activities was $3.8 million and $1.2 million for the nine months ended September 30, 2004 and 2003, respectively. Net cash used in financing activities in 2004 resulted from a net decrease in borrowings on notes payable of $2.7 million and principal payments on long-term obligations of $1.1 million. Net borrowings on notes payable in the domestic subsidiaries decreased $1.3 million and net borrowings on notes payable in the foreign subsidiaries decreased $1.4 million. Principal payments on long-term obligations included the payment by Australia of a term loan with National Australia Bank of 850,000 Australian dollars. Net cash used in financing activities in 2003 resulted from a net decrease in borrowings on notes payable of $0.8 million and principal payments on long-term obligations of $0.4 million.

The Company's primary capital requirements consist of capital expenditures and debt service. The Company utilizes cash on hand and its available credit facilities to satisfy these requirements. The Company anticipates that capital expenditures in 2004, which will be primarily for maintenance capital, will approximate those made in 2003. In addition to the Company's debt service requirements for interest expense, as of September 30, 2004, the Company's domestic and foreign credit facilities had outstanding principal balances of approximately $7.8 million and $3.4 million, respectively.

The Company was not in compliance with certain covenants under its revolving credit facilities as of December 31, 2003 or the subsequent ending quarters, resulting in a cross default under the terms of the Company's Senior Notes. In addition, the Company failed to make its $6,600,000 semi-annual interest payment for the Senior Notes due on April 1, 2004. Following expiration of the 30-day grace period provided for in the indenture, the Senior Notes were in default and the Company received a notice of default from the Trustee for the Senior Notes. Accordingly, the Senior Notes were recorded as current liabilities in the consolidated balance sheet as of December 31, 2003. However, on April 26, 2004, the Company entered into a forbearance agreement with the holders of a majority interest ("Majority Holders") of the Senior Notes which instructed the Trustee for the Senior Notes to refrain from taking any action with respect to the default prior to May 31, 2004. On May 27, 2004, June 14, 2004 and July 13, 2004, this agreement was amended to extend the forbearance agreement until July 23, 2004.

On July 22, 2004, the Company entered into a restructuring agreement with the Majority Holders of the Senior Notes pursuant to which the Company agreed to commence an offer to exchange new notes and a cash payment for all of the outstanding Senior Notes. The restructuring agreement extended the forbearance agreement with the Majority Holders until the restructuring was consummated or the restructuring agreement was terminated.

On August 5, 2004, the Company commenced an offer to exchange (i) cash in the aggregate amount of $17,500,000, (ii) 9% Series A Senior Secured Notes due 2008 in the aggregate principal amount of $65,000,000, and (iii) 13% Series B Senior Secured Notes due 2008 in the aggregate principal amount of $10,000,000, for all of its outstanding 11% Senior Notes due 2007 in the aggregate principal amount of $120,000,000 and all interest accrued thereon. The Company expected to fund the cash payment from (a) $12,000,000 of new subordinated indebtedness from N.E.S. Investment Co., (b) additional borrowings under an amended credit facility, and (c) cash available from operations. The exchange offer was made exclusively to holders of the 11% Senior Notes due 2007.

On May 1, 2004, June 1, 2004, June 15, 2004, July 13, 2004, July 29, 2004 and
August 31, 2004, the Company and Bank One, N.A. entered into forbearance agreements under which Bank One agreed not to exercise its rights with respect to the defaults, including the right to demand payment, under the revolving credit facility for a stated period while the Company negotiated a restructuring of its Senior Notes. On July 12, 2004, the Company received a commitment letter from Bank One for a waiver of the covenant violations and an extension of the revolving credit facility. On October 4, 2004, the Company's wholly-owned subsidiaries, Continental Conveyor & Equipment Company and Goodman Conveyor Company entered into a Second Amended and Restated Credit Facility and Security Agreement (the "Credit Agreement") with Bank One, N.A. The Credit Agreement extends the Company's revolving credit facility with Bank One until July 31, 2006.

On October 4, 2004, the Company completed the exchange offer with respect to its outstanding 11% Senior Notes due 2007 (the "Old Notes") and entered into an Indenture by and among the Company, two of its wholly-owned subsidiaries, Continental Conveyor & Equipment Company and Goodman Conveyor Company (collectively, the "Subsidiary Guarantors") and Wells Fargo Bank, National Association, as trustee (the "Indenture"). Tenders with respect to Old Notes representing approximately $109,270,000 or 91.06% of the $120,000,000 of Old

Notes outstanding principal amount were received by Wells Fargo Bank, N.A., which acted as depositary in the exchange offer. All Old Notes that were validly tendered were accepted for exchange. According to the terms of the exchange offer, on October 4, 2004, the Company issued $59,187,917 of 9% New Series A Notes due 2008 and $9,105,833 of 13% New Series B Notes due 2008. In addition, the Company made a cash payment as additional consideration to the Series A and Series B bondholders of approximately $14,114,000, or $15.50 for every $120 of Old Notes tendered. In October 2005, the Series A and Series B bondholders will receive approximately $1,821,000, or $2.00 for every $120 of Old Notes tendered.

According to the terms of the Indenture, the New Series A Notes will mature on October 1, 2008. Interest will accrue at the rate of 9% per annum and will be payable semiannually in arrears, in cash, on each April 1 and October 1 until maturity. Interest accrued on the New Series A Notes from April 1, 2004, as if the New Series A Notes had been issued on such date. The Company paid interest of $2,663,457 on October 4, 2004 related to the Series A Notes. The New Series B Notes will also mature on October 1, 2008. Interest will accrue at the rate of 13% per annum and will be payable semiannually in arrears, in kind, on each April 1 and October 1 until maturity. However, the Company has the right to make interest payment on the New Series B Notes in cash at the same rate and on the same terms as the New Series A Notes. The Company has assumed the interest will be paid in cash at a rate of 9% in all calculations involving the interest payments on the Series B Notes in these condensed consolidated financial statements. Interest accrued on the New Series B Notes from April 1, 2004, as if the New Series B Notes had been issued on such date. The Company paid interest of $409,763 on October 4, 2004 related to the Series B Notes. The New Series A and Series B Notes are jointly and severally guaranteed by the Subsidiary Guarantors and secured by substantially all of the assets of the Subsidiary Guarantors.

The cash payment made on October 4, 2004 as additional consideration to the Series A and Series B bondholders was funded by new subordinated indebtedness to N.E.S. Investment Company in the amount of $10,000,000 and additional borrowings from the Company's revolving line of credit. The note payable to N.E.S. Investment Company accrues interest at a rate of 9%, payable in kind, compounded annually. The additional consideration to be paid by the Company in October 2005 to the Series A and Series B bondholders will be funded with an additional $2,000,000 of subordinated indebtedness to N.E.S. Investment Company.

The debt exchange will be accounted for according to Statement of Financial Accounting Standards ("SFAS") No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings". According to the requirements of SFAS No. 15, in the fourth quarter of 2004, the Company will record a gain on the exchange of bonds of approximately $3,392,000, representing the difference between the future cash outlays of the Series A and Series B Notes and the carrying value of the Old Notes. All cash payments as additional consideration to Series A and Series B bondholders and interest payments on the New Series A and Series B Notes will be recorded as a reduction in the balance of outstanding indebtedness throughout the terms of the Series A and Series B Notes, and accordingly, the Company will not recognize any interest expense in the income statement related to the New Series A and Series B Notes. Interest expense of approximately $3,005,000 recorded by the Company in the second quarter of 2004 on the Old Notes was reversed in the third quarter in connection with the finalization of the terms of the new agreement and additionally, third quarter interest expense of approximately $3,005,000 under the terms of the Old Notes was not recorded.

Because the debt exchange meets the definition of a troubled debt restructuring, U.S. generally accepted accounting principles require that the Company follow the provisions of SFAS No. 15. However, the Company believes that additional information is necessary in order to keep the condensed consolidated financial statements from being misleading. Under the provisions of SFAS No. 15, interest accrued in prior periods was reversed in the third quarter of 2004 and included in the statement of operations as interest income. In addition, in future periods, the Company will not record any of the interest payments on the Series A and Series B Notes as interest expense in the statement of operations but rather as a reduction of the debt balance on the balance sheet. If the restructuring of the Company's Senior Notes had not occurred, the Company's interest expense for the three months and nine months ended September 30, 2004 would have been approximately $6,010,000 higher than reported, and the Company would not have incurred debt restructuring expenses of approximately $1,952,000 and $2,414,000 for the three months and nine months ended September 30, 2004, respectively, which are included in miscellaneous expenses. The following table compares the Company's results of operations as presented in the consolidated statement of operations to the results which would have been reported if the Company had not completed the debt restructuring:

                                                   Three months ended             Nine months ended
                                                   September 30, 2004              September 30, 2004
                                          ----------------- ---------------- ----------------- ----------------
                                                               Pro-forma                          Pro-forma
                                             With debt       Without debt       With debt       Without debt
                                           restructuring     restructuring    restructuring     restructuring
                                          ----------------- ---------------- ----------------- ----------------

Operating income, as reported                $ 3,916,833       $ 3,916,833      $ 9,359,298       $ 9,359,298
Other expenses:
   Interest expense (income), net             (2,119,289)        3,890,561        5,688,529        11,698,379
   Miscellaneous, net                          2,153,360           200,981        2,478,773            64,837
Total other expenses                              34,071         4,091,542        8,167,302        11,763,216
                                          ----------------- ---------------- ----------------- ----------------

Net income (loss)                            $ 3,882,762       $  (174,709)     $ 1,191,996       $(2,403,918)
                                          ================= ================ ================= ================

The outstanding indebtedness has been classified as short and long-term liabilities as of September 30, 2004 based upon the payment terms of the new debt. The following table summarizes the reduction in the balance of the Senior Notes based upon the payment requirements over the terms of the Series A and Series B Notes:

Balance at September 30, 2004 of Senior Notes, including
   current portion of $10,260,480                                $ 126,009,850
Gain to be recorded in 4th quarter of 2004                          (3,391,923)
October 2004 payment as additional consideration                   (14,114,042)
October 2005 payment as additional consideration                    (1,821,167)
Interest payments on Series A Notes, 2004-2008                     (23,971,106)
Interest payments on Series B Notes, 2004-2008                      (3,687,862)
Maturity of outstanding 11% Senior Notes due 2007                  (10,730,000)
                                                               ----------------
Maturity of Series A and Series B Notes due 2008                 $  68,293,750
                                                               ================

The credit facility of the Company's United Kingdom subsidiary matured on March 31, 2004. The subsidiary was not in compliance with its debt covenants at March 31, 2004. However, the subsidiary's principal lender has continued to allow the subsidiary to borrow under the facility to date at a reduced line of 1.86 million British pounds sterling. The subsidiary is currently in negotiations for a new agreement. The credit facility of the Company's Australian subsidiary also matured on March 31, 2004 but has been extended until December 31, 2004.

At September 30, 2004, the Company had cash and cash equivalents of approximately $2.4 million and approximately $16.1 million available for use under its domestic credit facility, representing approximately $18.5 million of liquidity. With the completion of the debt exchange in October 2004, the Company has reduced its annual debt service requirements related to its Senior Notes from $13.2 million to approximately $8.4 million (including an in kind payment of $0.9 million). Annual debt service on the New Series A and Series B Notes due 2008 combined with the outstanding Senior Notes due 2007 is approximately $7.3 million. In addition, to partially fund the cash payments as additional consideration to the Series A and Series B bondholders, the Company increased the balance of a term loan with Bank One by approximately $3.8 million and entered into a subordinated promissory note with N.E.S. Investment Company in the amount of $10 million. The annual debt service requirements related to these debt instruments will be approximately $0.2 million in cash and $0.9 million in kind. In October 2005, the Company will make a cash payment as additional consideration to the Series A and Series B bondholders for approximately $2 million, funded by an increase in the subordinated promissory note with N.E.S. Investment Company and increasing the annual debt service requirements by approximately $0.2 million in kind. The Company expects current financial resources, existing lines of credit, and funds from operations to be adequate to meet anticipated cash requirements.

International Operations

The Company transacts business in a number of countries throughout the world and has facilities in the United States, Australia, the United Kingdom, and South Africa. As a result, the Company is subject to business risks inherent in non-U.S. operations, including political and economic uncertainty, import and export limitations, exchange controls and currency fluctuations. The Company believes that the risks related to its foreign operations are mitigated by the relative political and economic stability of the countries in which its largest foreign operations are located. The principal foreign currencies in which the Company transacts business are the Australian dollar, the British pound sterling, and the South African rand. As the U.S. dollar strengthens and weakens against these foreign currencies, the Company's financial results will be affected. As discussed previously, the Company's net sales for the three months and nine months ended September 30, 2004 increased by approximately $2.1 million and $9.2 million, respectively, over the corresponding periods in the prior year due to changes in foreign currency translation rates, primarily the strengthening of the Australian dollar and the British pound sterling against the U.S. dollar. The fluctuation of the U.S. dollar versus other currencies also resulted in increases (decreases) to the accumulated other comprehensive loss component of stockholder's equity (deficit) in the balance sheet of approximately $(0.2) million and $0.4 million for the nine months ended September 30, 2004 and 2003, respectively.

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

Item 4.   Controls and Procedures

As of September 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the Securities and Exchange Commission. There were no significant changes in the Company's internal controls over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 3.   Defaults upon Senior Securities

On April 1, 2004, the Company failed to make its $6.6 million semi-annual interest payment due for the 11% Senior Notes due 2007. Following expiration of the 30-day grace period provided for in the indenture, the Senior Notes were in default and the Company subsequently received a notice of default from the Trustee for the Senior Notes.

As described in Note A to the condensed consolidated financial statements and the Management's Discussion and Analysis of Financial Condition and Results of Operations, on October 4, 2004, the Company completed a restructuring of the 11% Senior Notes due 2007.

Item 6.   Exhibits

          Exhibits:  Refer to the index of exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CONTINENTAL GLOBAL GROUP, INC.

                                    By: /s/ Jimmy L. Dickinson
                                        --------------------------
                                        Jimmy L. Dickinson

                                        Vice President and Chief Financial
                                        Officer (As duly authorized
                                        representative and as Principal
                                        Financial and Accounting Officer)

                                    CONTINENTAL CONVEYOR & EQUIPMENT COMPANY

                                    By: /s/ Jimmy L. Dickinson
                                        --------------------------
                                        Jimmy L. Dickinson

                                        Vice President - Finance (As duly
                                        authorized representative and as
                                        Principal Financial and Accounting
                                        Officer)

                                    GOODMAN CONVEYOR COMPANY

                                    By: /s/ J. Mark Etchberger
                                        ---------------------------
                                        J. Mark Etchberger

                                        Controller (As duly authorized
                                        representative and as Principal
                                        Financial and Accounting Officer)


Date:  November 15, 2004

                         Continental Global Group, Inc.

                                    Form 10-Q

                                Index of Exhibits



Exhibit
Number        Description of Exhibit

    3.1
    (a)       Certificate of Incorporation of Continental Global Group, Inc., as    *
              currently in effect.

    (b)       Certificate of Amendment of Certificate of Incorporation of
              Continental Global Group, Inc. (Filed as Exhibit 3.1(b) to the
              Company's Form 10-Q for the quarter ended September 30, 2000, and is incorporated herein by reference.)

    3.2       By-Laws of Continental Global Group, Inc., as currently in effect.    *

    3.3       Certificate of Incorporation of Continental Conveyor & Equipment      *
              Company, as currently in effect.

    3.4       By-Laws of Continental Conveyor & Equipment Company, as currently     *
              in effect.

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

    4.2       Supplemental Indenture, dated as of October 4, 2004, between
              Continental Global Group, Inc., Continental Conveyor & Equipment
              Pty., Ltd., Continental ACE Pty., Goodman Conveyor Company,
              Continental Conveyor & Equipment Company, and Wells Fargo Bank,
              National Association, as trustee.

    4.3       Indenture, dated October 4, 2004, among Continental Global Group,
              Inc., Continental Conveyor & Equipment Company, Goodman Conveyor
              Company, and Wells Fargo Bank, National Association. (Filed as
              Exhibit 4.1 to Form 8-K filed by the Company on October 7, 2004, and is incorporated herein by reference.)

    4.4       9% Convertible Subordinated Promissory Note, dated October 4,
              2004, from Continental Global Group, Inc. to N.E.S. Investment Co.
              in the amount of $10,000,000. (Filed as Exhibit 4.3 to Form 8-K filed by the Company on October 7, 2004, and is incorporated herein by reference.)

    10.1      Second Amended and Restated Credit Facility and Security
              Agreement, dated October 4, 2004, by and among Continental
              Conveyor & Equipment Company, Goodman Conveyor Company, and Bank
              One, N.A. (Filed as Exhibit 4.2 to Form 8-K filed by the Company on October 7, 2004, and is incorporated herein by reference.)

    10.2      Management Agreement, dated as of April 1, 1997, between              *
              Continental Global Group, Inc.and Nesco, Inc.

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

    10.5      Reserved

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

   10.15 Forbearance Agreement, effective as of July 29, 2004, by and among Bank One, NA, Continental Conveyor & Equipment Company, and
              Goodman Conveyor Company. (Filed as Exhibit 10.15 to the Company's
              Form 10-Q for the quarter ended June 30, 2004, and is incorporated herein by reference.)

   10.16 Forbearance Agreement, effective as of August 31, 2004, by and among Bank One, NA, Continental Conveyor & Equipment Company, and
              Goodman Conveyor Company.

   10.17 Restructuring Agreement, dated as of July 22, 2004, by and among Continental Global Group, Inc., N.E.S. Investment Co. and Wayzata
              Investment Partners LLC. (Filed as Exhibit 99.1 to Form 8-K filed by the Company on July 23, 2004, and is incorporated herein by reference.)

   10.18      First Amendment, dated as of July 30, 2004, to Restructuring
              Agreement, dated as of July 22, 2004, by and among Continental
              Global Group, Inc., N.E.S. Investment Co. and Wayzata Investment
              Partners LLC. (Filed as Exhibit 99.1 to Form 8-K filed by the
              Company on August 3, 2004, and is incorporated herein by reference.)

   10.19      Second Amendment, dated as of October 1, 2004, to Restructuring
              Agreement, dated as of July 22, 2004, by and among Continental
              Global Group, Inc., N.E.S. Investment Co. and Wayzata Investment
              Partners LLC.

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