Form 10-K
period 2004-12-31
CONTINENTAL CONVEYOR & EQUIPMENT CO; CONTINENTAL GLOBAL GROUP INC; GOODMAN CONVEYOR CO
filed 2005-03-31
CIK 24008, 1039785, 1039786

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _______________ to ________________

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
As of March 15, 2005, there were 100 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None

                         CONTINENTAL GLOBAL GROUP, INC.

                          2004 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

    Item                                                                                                    Page
   Number                                                                                                  Number
                                     PART I
      1        Business                                                                                         1
      2        Properties                                                                                       4
      3        Legal Proceedings                                                                                5
      4        Submission of Matters to a Vote of Security Holders                                              5
                                     PART II
      5        Market for Registrant's Common Stock and Related Stockholder Matters                             5
      6        Selected Financial Data                                                                          6
      7        Management's Discussion and Analysis of Financial Condition and Results of Operations            7
     7A        Quantitative and Qualitative Disclosures about Market Risk                                      17
      8        Financial Statements and Supplementary Data                                                     18
      9        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure            51
     9A        Controls and Procedures                                                                         51
                                    PART III
     10        Directors and Executive Officers of the Registrant                                              51
     11        Executive Compensation                                                                          53
     12        Security Ownership of Certain Beneficial Owners and Management                                  54
     13        Certain Relationships and Related Transactions                                                  54
     14        Principal Accountant Fees and Services                                                          55
                                     PART IV
     15        Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                56
               Signatures                                                                                      57
               Index of Exhibits

                                     PART I

Item 1.  Business

General

Continental Global Group, Inc. (hereinafter referred to as the "Company"), through its subsidiaries, is primarily engaged in the manufacture and distribution of bulk material handling and replacement equipment, primarily for use in the mining industry. The Company is a holding company organized under the Delaware General Corporation Law and conducts all of its business through its direct and indirect operating subsidiaries. The Company's direct operating subsidiaries are Continental Conveyor and Equipment Company ("Continental")and Goodman Conveyor Company ("Goodman"). The Company also owns indirectly all of the capital stock of: (i) Continental Conveyor & Equipment Pty. Ltd. ("CCE Pty. Ltd."), an Australian holding company that owns all of the capital stock of four Australian operating companies; (ii) Continental Conveyor Ltd., a U.K. operating company; and (iii) Continental MECO (Pty.) Ltd., a South African operating company.

While the Company primarily manages its operations on a geographical basis, the Company operates in two principal business segments: conveyor equipment and manufactured housing products. The conveyor equipment business, which comprised approximately 89%, 87%, and 83% of net sales for 2004, 2003, and 2002, respectively, markets its products in four main business areas. The mining equipment business area includes the design, manufacture and testing (and, outside the United States, installation and maintenance) of complete belt conveyor systems and components for mining application primarily in the coal industry. The conveyor components business area manufactures and sells components for conveyor systems primarily for resale through distributor networks. The engineered systems business area uses specialized project management and engineering skills to combine mining equipment products, purchased equipment, steel fabrication and other outside services for sale as complete conveyor equipment systems that meet specific customer requirements. The bulk conveyor equipment business area designs and manufactures a complete range of conveyor equipment sold to transport bulk materials, such as cement, lime, food products and industrial waste.

The Company's manufactured housing products business, which comprised approximately 11%, 12%, and 16% of net sales for 2004, 2003, and 2002, respectively, manufactures and/or refurbishes axle components sold directly to the manufactured housing industry. As part of this segment, the Company also sells mounted tire and rim assemblies to the manufactured housing industry. Included in the other category is primarily the manufacture and sale of air filtration equipment for use in enclosed environments, principally in the textile industry.

Approximately 60% or $141.2 million of the Company's 2004 net sales were generated in the United States, 21% or $50.2 million in Australia, 16% or $36.3 million in the United Kingdom, and 3% or $8.0 million in other countries.

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

For the years ended December 31, 2004, 2003 and 2002, the Company did not have sales to any single customer which exceeded 10% of the Company's total net sales. Net sales to the Company's top five conveyor equipment customers represented approximately 23%, 17%, and 20% of the Company's total net sales for 2004, 2003 and 2002, respectively. Although the Company has preferred supplier arrangements with a number of its major customers pursuant to which the Company and such customers effectively operate on a long-term basis, such arrangements generally are not governed by long-term contracts and may be terminated by either party at any time. A substantial portion of the Company's sales is on a project by project basis.

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

Backlog

Backlog at December 31, 2004 was $45.6 million, an increase of $10.6 million, or 30%, from $35.0 million at December 31, 2003 and an increase of $5.2 million, or 13%, from $40.4 million at September 30, 2004. At December 31, 2004, backlog in the domestic operations of the Company's conveyor equipment segment was $21.5 million, an increase of $2.4 million from September 30, 2004, and backlog in the foreign operations of the Company's conveyor equipment segment was $24.1 million, an increase of $2.8 million from September 30, 2004. Management believes that in excess of 90% of the backlog at December 31, 2004 will be shipped in 2005. As of February 28, 2005, backlog had increased to $77.6 million, an increase of $32.0 million, or 70%, from December 31, 2004.

Employees

As of December 31, 2004, the Company had approximately 1,200 employees, approximately 730 of whom were located in the United States. Approximately 180 of the employees at the Company's Winfield, Alabama facility are represented by The United Steelworkers of America Union and are covered by a three year collective bargaining agreement that expires in 2007. Approximately 80 production employees at the Company's Australian subsidiary are covered by collective bargaining agreements that expire in 2006. Approximately 220 of the production employees at the Company's United Kingdom and South African facilities are covered by annual collective bargaining agreements that expire in 2005 and negotiations for new agreements are underway. The Company has not experienced any work stoppages since 1971 and believes its relations with its employees are good.

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

Item 2.  Properties

The Company conducts its operations through the following primary facilities:

                                         Approximate Square                                     Owned/
Location                                      Footage                Principal Function         Leased

United States:
   Winfield, Alabama                             220,000     Headquarters, manufacturing        Owned
   Belton, South Carolina                        191,000     Administration, manufacturing      Owned
   Salyersville, Kentucky                        111,000     Manufacturing                      Owned
   Pueblo, Colorado                               75,600     Manufacturing, warehouse           Owned
   Eatonton, Georgia                              22,000     Manufacturing, warehouse           Owned
   Phil Campbell, Alabama                         47,000     Administration, manufacturing      Owned

Australia:
   Somersby, New South Wales                      49,655     Administration, engineering,       Owned
                                                               sales, and manufacturing
   Mackay, Queensland                             21,086     Manufacturing, and installation    Leased(1)
                                                               support
                                                  31,151     Manufacturing, and installation    Leased (2)
                                                               support
   Minto,  New South Wales                        23,024     Manufacturing                      Owned

England
   Gateshead, UK                                 186,000     Administration, engineering,       Leased(3)
                                                               sales, and manufacturing

South Africa
   Alrode, South Africa                           24,456     Administration, engineering,       Leased(4)
                                                               sales, and manufacturing

   -----------

(1) Lease expires in December 2013.
(2) Leased on a month to month lease.
(3) Expires in August 2008. The Company has an option to purchase at market value at the end of the lease term.
(4) Expires in May 2005.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 2004.


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The Company is a direct wholly-owned subsidiary of N.E.S. Investment Co. There is no established public trading market for the Company's common stock. As of March 15, 2005, the Company had one stockholder. The Company paid no dividends in 2004 or 2003. See Note E, "Financing Arrangements", to the Consolidated Financial Statements, Part II, Item 8, for limitations on dividends.

Item 6.  Selected Financial Data

The following table presents selected financial and operating data of the Company for each of the five years in the period ended December 31, 2004. The data should be read in conjunction with the Consolidated Financial Statements and related Notes included in this report on Form 10-K.

                                               2004        2003        2002         2001        2000
                                           --------------------------------------------------------------
                                                          (Data in 000's, except ratios)
Income Statement Data:
Net sales                                    $ 235,719   $ 194,341   $ 184,976    $ 192,711   $ 168,178
Gross profit                                    39,949      26,676      29,774       30,155      26,526
Operating income                                13,104       3,475       6,645        7,698       3,592
Interest expense, net                            6,909      15,265      15,220       15,148      14,794
Income (loss) before cumulative effect of
   change in accounting principle                3,860     (12,633)     (8,692)      (6,916)    (13,114)
Net income (loss) (1)                            3,860     (12,633)    (12,542)      (6,916)    (13,114)

Other Data:
Depreciation and amortization                    2,297       2,221       2,283        2,884       3,077
Cash flows from operating activities             1,876      (5,394)     (1,560)         268      (6,458)
Cash flows from investing activities              (687)       (688)     (1,227)      (2,452)     (1,373)
Cash flows from financing activities            (1,159)      1,249      (6,283)          21       6,519
Adjusted EBITDA (2)                             12,940       4,857       8,814        9,619       6,671
Ratio of earnings to fixed charges (3)            1.91           -           -            -           -

Balance Sheet Data:
Cash and cash equivalents                          887         851       5,635       14,672      16,942
Total assets                                   100,227      87,763      89,667      108,772     110,136
Senior Notes in default                              -     120,000           -            -           -
Long-term debt, including current portion      122,057       2,916     122,887      123,557     124,722
Stockholder's equity (deficit)                 (90,186)    (94,275)    (82,721)     (68,845)    (61,063)

(1)   In 2002, the Company adopted Statement of Financial Accounting Standards
      (SFAS) No. 142, "Goodwill and Other Intangible Assets," and as a result no longer amortizes goodwill. Net loss in 2002 includes a non-cash goodwill impairment write-down recorded as a cumulative effect of change in accounting principle of $3,850. Net loss for 2001 and 2000 includes goodwill amortization expense, net of tax, of $431.

(2) Adjusted EBITDA represents earnings before interest, taxes, depreciation, amortization, unusual and non-recurring gains or losses, and accounting changes. Adjusted EBITDA is not a measure of performance under generally accepted accounting principles ("GAAP"). While Adjusted EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating, investing and financing activities and other income or cash flow statement data prepared in accordance with GAAP or as a measure of profitability or liquidity, management understands that Adjusted EBITDA is customarily used as an indication of a company's ability to incur and service debt. Adjusted EBITDA is calculated as follows for the years ending December 31:

                                         2004        2003         2002         2001        2000
                                      ----------- ------------ ------------ ----------- ------------
Net income (loss)                       $  3,860   $ (12,633)   $ (12,542)   $ (6,916)   $(13,114)
Interest expense, net                      6,909      15,265       15,220      15,148      14,794
Income tax expense (benefit)               3,266           4            3      (1,497)      1,914
Depreciation expense                       2,271       2,195        2,166       2,250       2,467
Amortization expense                          26          26          117         634         610
Gain on debt restructuring                (3,392)          -            -           -           -
Accounting change                              -           -        3,850           -           -
                                      ----------- ------------ ------------ ----------- ------------
Adjusted EBITDA                         $ 12,940   $   4,857    $   8,814    $  9,619    $  6,671
                                      =========== ============ ============ =========== ============

(3) Earnings consist of income before income taxes and accounting change plus fixed charges. Fixed charges consist of interest expense, amortization of deferred financing costs and one-third of rent expense from operating leases, which management believes is a reasonable approximation of an interest factor. Earnings were inadequate to cover fixed charges in the years ended December 31, 2003, 2002, 2001 and 2000 by $12,629, $8,689,
      $8,413, and $11,200, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth, on a comparative basis, certain income statement data as a percentage of net sales for the fiscal years ended December 31, 2004, 2003, and 2002.

                                            Year ended December 31
                               ------------------------------------------------
                                    2004             2003              2002

Net sales                          100.0%           100.0%            100.0%
Cost of products sold               83.1             86.3              83.9
Gross profit                        16.9             13.7              16.1
SG&A expenses                       10.9             11.7              11.8
Management fee                       0.3              0.2               0.3
Amortization expense                 -                -                 0.1
Restructuring charges                0.1              -                 0.3
Operating income                     5.6              1.8               3.6

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net Sales
Net sales increased $41.4 million, or 21%, from $194.3 million in 2003 to $235.7 million in 2004. During 2004, the Company received significant steel price increases from its vendors requiring the Company to increase selling prices on its products in order to recover these increased costs. The Company passed these steel price increases along to its customers in the form of additional sales surcharges and sales price increases. These increased selling prices along with increased sales volume contributed to the improved sales results. Net sales in the domestic operations of the Company's conveyor equipment segment increased $24.9 million due to increased sales volume and increased selling prices in the mining equipment and conveyor components business areas. This increase in sales volume was due primarily to the improved market conditions in the coal industry creating higher demand for coal which resulted in increased capital spending by the Company's major customers in the coal industry. Net sales in the foreign operations of the Company's conveyor equipment segment increased $14.5 million. Changes in foreign currency translation rates resulted in $10.2 million of this increase. Adjusted for variations in foreign currency translation rates, net sales in Australia increased $9.8 million due to improved market conditions in the coal industry and significant shipments on a major contract in the second quarter of 2004. Net sales in the United Kingdom decreased $6.7 million (after adjustments for foreign currency fluctuations) due to decreased sales of engineered systems contracts, primarily to the tunneling industry, offset partially by an increase in the more profitable standard manufactured products business. Net sales in South Africa increased $1.2 million, adjusted for foreign currency fluctuations, due to improved market conditions in the coal industry. Net sales in the Company's manufactured housing segment increased $2.1 million due to improved market conditions in the manufactured housing industry in the fourth quarter of 2004 combined with a change in the product mix with more sales of new manufactured products which have a higher selling price than refurbished products. Net sales in the Company's other segment decreased $0.1 million.

Gross Profit
Gross profit increased $13.2 million, or 49%, from $26.7 million in 2003 to $39.9 million in 2004. This increase in gross profit is the result of a $7.0 million increase due to increased sales volume combined with a $6.2 million increase due to improved margins. Gross profit in the domestic operations of the Company's conveyor equipment segment increased $7.8 million ($5.0 million due to increased volume and $2.8 million due to improved margins). This increase in gross profit resulted from a more favorable product mixture in the mining equipment business area and increased sales volume in the higher margin conveyor components business area. In addition, the increased sales volumes contributed to a more efficient utilization of overhead expenses which improved the gross profit margins. Gross profit in the foreign operations of the Company's conveyor equipment segment increased $5.3 million, of which $1.3 million resulted from increases in foreign currency translation rates. The remaining increase was primarily attributable to increases in Australia and the United Kingdom of $1.5 million and $2.0 million, respectively. The increase in Australia was primarily attributable to improved profit margins due to the increased sales volume which resulted in more efficient utilization of overhead expenses. The increase in the United Kingdom primarily resulted from a more favorable mixture of the higher margin standard manufactured products business. In addition, during the third quarter of 2003, the estimated cost to complete two large conveyor systems contracts in the United Kingdom was increased, resulting in a decrease in gross profit in 2003 of $0.6 million. Gross profit in the Company's manufactured housing segment increased $0.2 million while gross profit in the Company's other segment decreased $0.1 million.

Gross profit as a percentage of net sales increased from 13.7% in 2003 to 16.9% in 2004. This increase primarily resulted from improved margins due to increased sales volume in the Company's conveyor equipment segment.

SG&A Expenses
SG&A expenses increased $3.0 million, or 13%, from $22.8 million in 2003 to $25.8 million in 2004. SG&A expenses in the domestic operations of the Company's conveyor equipment segment increased $1.6 million primarily due to increased selling expenses which resulted from increased sales. SG&A expenses in the foreign operations of the Company's conveyor equipment segment increased $0.7 million due to increases in foreign currency translation rates. SG&A expenses in the Company manufactured housing segment increased $0.2 million due to higher administrative expenses. Corporate SG&A expenses increased $0.5 million due to higher insurance and personnel costs.

Operating Income
Operating income increased $9.6 million, or more than 200%, from $3.5 million in 2003 to $13.1 million in 2004. This increase resulted from the $13.2 million increase in gross profit, offset by the $3.0 million increase in SG&A expenses, a $0.5 million increase in management fees, and a $0.1 million increase in restructuring charges.

Interest Expense, Net
Interest expense decreased $8.4 million, or 55%, from $15.3 million in 2003 to $6.9 million in 2004. This decrease resulted from the reduction of interest on the Company's Senior Notes. On October 4, 2004, the Company completed a restructuring of its 11% Senior Notes due 2007 which was accounted for according to Statement of Financial Accounting Standards ("SFAS") No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings". According to the provisions of SFAS No. 15, all interest payments on the Company's newly issued Series A and Series B Notes due 2008 are recorded as a reduction of outstanding indebtedness rather than interest expense. Interest expense related to the 11% Senior Notes due 2007 decreased $9.0 million from $13.2 million in 2003 to $4.2 million in 2004. During 2004 and 2003, the Company paid interest of $3.2 million and $14.7 million, respectively. Interest paid in 2004 does not include payments of $3.1 million related to the Company's New Series A and Series B Notes, which were recorded as a reduction in the balance of outstanding indebtedness. Refer to the Liquidity and Capital Resources section for further discussion of future interest payments.

Miscellaneous Expense (Income)
Miscellaneous expense (income) decreased $1.7 million, from expense of $0.8 million in 2003 to income of $0.9 million in 2004. Miscellaneous expense (income) in 2004 included debt restructuring expenses of $2.6 million and the gain on debt restructuring of $(3.4) million, which are both non-recurring items.

Net Income (Loss)
Net income (loss) increased $16.5 million, from a loss of $12.6 million in 2003 to income of $3.9 million in 2004. This increase resulted from the $9.6 million increase in operating income, combined with decreases in interest expense and miscellaneous expense (income) of $8.4 million and $1.7 million, respectively, and partially offset by an increase in income tax expense of $3.2 million.

Restructuring Charges
The Company incurred restructuring charges of approximately $0.2 million, $0.1 million, and $0.6 million in 2004, 2003 and 2002, respectively, related to changes in staffing and production requirements in its domestic operations. These charges consist primarily of severance costs associated with a reduction in personnel which occurred in 2002 and 2003. As part of this restructuring, in 2002 the Company developed a plan to discontinue the manufacturing operations in certain of its domestic facilities and merge these operations with other existing facilities. The process of merging the domestic operations began in 2003 and continued throughout 2004. As of December 31, 2004, the Company has paid approximately $0.5 million of the charges incurred to date, with the majority of the remainder expected to be paid by 2008. Due to increases in the Company's domestic backlog, the Company does not expect any further consolidation at this time.

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

Liquidity and Capital Resources

Net cash provided by (used in) operating activities was $1.9 million, $(5.4) million, and $(1.6) million for the years ended December 31, 2004, 2003, and 2002, respectively. The increase in operating cash flows from 2003 to 2004 is primarily the result of the increase in the Company's net income. Net cash provided by operations in 2004 resulted from the current year net income of $3.9 million combined with non-cash expenses of $6.6 million and offset by a net increase in operating assets of $8.6 million. The net increase in operating assets in 2004 was primarily caused by an increase in accounts receivable due to increased net sales. Net cash used in operating activities in 2003 resulted from the net loss of $12.6 million offset by significant non-cash expenses of $3.2 million and a net decrease in operating assets of $4.0 million. Net cash used in operating activities in 2002 resulted from the net loss of $12.5 million offset by significant non-cash expenses of $7.1 million and a net decrease in operating assets of $3.8 million.

Net cash used in investing activities was $0.7 million, $0.7 million, and $1.2 million for the years ended December 31, 2004, 2003 and 2002, respectively. Net cash used in investing activities represents net purchases of property, plant, and equipment for all years.

Net cash provided by (used in) financing activities was $(1.2) million, $1.2 million, and $(6.3) million for the years ended December 31, 2004, 2003, and 2002, respectively. Net cash used in financing activities in 2004 resulted from principal payments on long-term obligations of $4.4 million and payments of additional consideration to bondholders of $14.1 million, offset by a net increase in borrowings on notes payable of $2.9 million and proceeds from long-term obligations of $14.4 million. Principal payments on long-term obligations included $3.1 million in interest payments on the New Series A and Series B Notes recorded as a reduction in the outstanding indebtedness balance. The Payment of additional consideration to bondholders of $14.1 million was equivalent to $15.50 per every $120 in Old Notes tendered in the debt restructuring. Proceeds from long-term obligations primarily included a $10.0 million note payable to N.E.S. Investment Co. used to partially fund the additional consideration payment to bondholders and a $3.8 million increase in a term loan with Bank one. Borrowings on notes payable at the Company's domestic subsidiaries increased $4.1 million in 2004 while borrowings on notes payable at the Company's foreign subsidiaries decreased $1.2 million in 2004.

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

The Company's primary capital requirements consist of capital expenditures and debt service. The Company utilizes cash on hand and its available credit facilities to satisfy these requirements. The Company anticipates that capital expenditures in 2005 will be approximately $3 million, which will include expenditures to improve productivity and for maintenance capital. In addition to the Company's debt service requirements for interest expense, as of December 31, 2004, the Company's domestic and foreign credit facilities had outstanding principal balances of approximately $13.3 million and $3.9 million, respectively.

The Company was not in compliance with certain covenants under its revolving credit facilities as of December 31, 2003 or the subsequent ending quarters through September 30, 2004, resulting in a cross default under the terms of the Company's Senior Notes. In addition, the Company failed to make its $6.6 million semi-annual interest payment for the Senior Notes due on April 1, 2004. Following expiration of the 30-day grace period provided for in the indenture, the Senior Notes were in default and the Company received a notice of default from the Trustee for the Senior Notes. Accordingly, the Senior Notes were recorded as current liabilities in the consolidated balance sheet as of December 31, 2003. However, on April 26, 2004, the Company entered into a forbearance agreement with the holders of a majority interest ("Majority Holders") of the Senior Notes which instructed the Trustee for the Senior Notes to refrain from taking any action with respect to the default prior to May 31, 2004. On May 27, 2004, June 14, 2004 and July 13, 2004, this agreement was amended to extend the forbearance agreement until July 23, 2004.

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

On August 5, 2004, the Company commenced an offer to exchange (i) cash in the aggregate amount of $17.5 million, (ii) 9% Series A Senior Secured Notes due 2008 in the aggregate principal amount of $65 million, and (iii) 13% Series B Senior Secured Notes due 2008 in the aggregate principal amount of $10 million, for all of its outstanding 11% Senior Notes due 2007 in the aggregate principal amount of $120 million and all interest accrued thereon. The exchange offer was made exclusively to holders of the 11% Senior Notes due 2007.

On May 1, 2004, June 1, 2004, June 15, 2004, July 13, 2004, July 29, 2004 and
August 31, 2004, the Company and Bank One, N.A. entered into forbearance agreements under which Bank One agreed not to exercise its rights with respect to the defaults, including the right to demand payment, under the revolving credit facility for a stated period while the Company negotiated a restructuring of its Senior Notes. On July 12, 2004, the Company received a commitment letter from Bank One for a waiver of the covenant violations and an extension of the revolving credit facility. On October 4, 2004, the Company's wholly-owned subsidiaries, CCE and GCC entered into a Second Amended and Restated Credit Facility and Security Agreement (the "Credit Agreement") with Bank One, N.A. The

Credit Agreement extends the Company's revolving credit facility with Bank One until July 31, 2006.

On October 4, 2004, the Company completed the exchange offer with respect to its outstanding 11% Senior Notes due 2007 (the "Old Notes") and entered into an Indenture by and among the Company, two of its wholly-owned subsidiaries, CCE and GCC (collectively, the "Subsidiary Guarantors") and Wells Fargo Bank, National Association, as trustee (the "Indenture"). Tenders with respect to Old Notes representing approximately $109.3 million or 91% of the $120 million of Old Notes outstanding principal amount were received by Wells Fargo Bank, N.A., which acted as depositary in the exchange offer. All Old Notes that were validly tendered were accepted for exchange. According to the terms of the exchange offer, on October 4, 2004, the Company issued approximately $59.2 million of 9% New Series A Notes due 2008 and approximately $9.2 million of 13% New Series B Notes due 2008. In addition, the Company made a cash payment as additional consideration to the Series A and Series B bondholders of approximately $14.1 million, or $15.50 for every $120 of Old Notes tendered. In October 2005, the Series A and Series B bondholders will receive cash of approximately $1.8 million, or $2.00 for every $120 of Old Notes tendered.

According to the terms of the Indenture, the New Series A Notes will mature on October 1, 2008. Interest will accrue at the rate of 9% per annum and will be payable semiannually in arrears, in cash, on each April 1 and October 1 until maturity. Interest accrued on the New Series A Notes from April 1, 2004, as if the New Series A Notes had been issued on such date. The Company paid interest of approximately $2.7 million on October 4, 2004 related to the Series A Notes. The New Series B Notes will also mature on October 1, 2008. Interest will accrue at the rate of 13% per annum and will be payable semiannually in arrears, in kind, on each April 1 and October 1 until maturity. However, the Company has the right to make interest payment on the New Series B Notes in cash at the same rate and on the same terms as the New Series A Notes. The Company has assumed the interest will be paid in cash at a rate of 9% in all calculations involving the interest payments on the Series B Notes in these consolidated financial statements. Interest accrued on the New Series B Notes from April 1, 2004, as if the New Series B Notes had been issued on such date. The Company paid interest of approximately $0.4 million on October 4, 2004 related to the Series B Notes. The New Series A and Series B Notes are jointly and severally guaranteed by the Subsidiary Guarantors and secured by substantially all of the assets of the Subsidiary Guarantors.

The cash payment made on October 4, 2004 as additional consideration to the Series A and Series B bondholders was funded by new subordinated indebtedness to N.E.S. Investment Company in the amount of $10 million and additional borrowings from the Company's revolving line of credit. The note payable to N.E.S. Investment Company accrues interest at a rate of 9%, payable in kind, compounded annually. The additional consideration to be paid by the Company in October 2005 to the Series A and Series B bondholders will be funded with an additional $2 million of subordinated indebtedness to N.E.S. Investment Company.

The debt exchange was accounted for according to Statement of Financial Accounting Standards ("SFAS") No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings". According to the requirements of SFAS No. 15, in the fourth quarter of 2004, the Company recorded a gain on the exchange of bonds of approximately $3.4 million, representing the difference between the future cash outlays of the Series A and Series B Notes and the carrying value of the Old Notes. All cash payments as additional consideration to Series A and Series B bondholders and interest payments on the New Series A and Series B Notes will be recorded as a reduction in the balance of outstanding indebtedness throughout the terms of the Series A and Series B Notes, and accordingly, the Company will not recognize any interest expense in the income statement related to the New Series A and Series B Notes.

Because the debt exchange meets the definition of a troubled debt restructuring, U.S. generally accepted accounting principles require that the Company follow the provisions of SFAS No. 15. However, the Company believes that additional information is necessary in order to keep the consolidated financial statements from being misleading. The Company accrued interest expense on the $120 million Old Notes during the first quarter of 2004. Beginning in the second quarter of 2004, under the provisions of SFAS No. 15, the Company accrued interest expense related to its Senior Notes only on the approximately $10.7 million of Old Notes not tendered. All payments related to the New Series A and Series B Notes were recorded as a reduction in the balance of the Senior Notes. In future periods, the Company will not record any of the interest payments on the Series A and Series B Notes as interest expense in the statement of operations but rather as a reduction of the debt balance on the balance sheet. If the restructuring of the Company's Senior Notes had not occurred, the Company's interest expense for the year ended December 31, 2004 would have been approximately $8.8 million higher than reported. In addition, the Company would not have incurred debt restructuring expenses of approximately $2.6 million, and the Company would not have recorded a gain on debt restructuring of approximately $3.4 million, which are both included in miscellaneous expense (income) in the consolidated statement of operations.

The following table compares the Company's results of operations as presented in the consolidated statement of operations to the results which would have been reported if the Company had not completed the debt restructuring:

                                           Year ended December 31, 2004
                                       ------------------ -------------------
                                                              Pro-forma
                                           With debt         Without debt
                                         restructuring      restructuring
                                       ------------------ -------------------

Operating income, as reported             $ 13,104,310       $ 13,104,310
Other expenses:
   Interest expense, net                     6,908,598         15,667,188
   Miscellaneous, net                         (930,840)          (116,467)
                                       ------------------ -------------------
Total other expenses                         5,977,758         15,550,721
                                       ------------------ -------------------

Income (loss) before income taxes         $  7,126,552       $ (2,446,411)
                                       ================== ===================

The outstanding indebtedness has been classified as short and long-term liabilities as of December 31, 2004 based upon the payment terms of the new debt. The following table summarizes the reduction in the balance of the Senior Notes based upon the payment requirements over the terms of the Series A and Series B Notes:

Balance at December 31, 2004 of Senior Notes, including
  current portion of $7,967,604                                 $ 105,430,665
October 2005 payment as additional consideration                   (1,821,166)
Interest payments on Series A Notes, 2004-2008                    (21,307,650)
Interest payments on Series B Notes, 2004-2008                     (3,278,099)
Maturity of outstanding 11% Senior Notes due 2007                 (10,730,000)
                                                               ---------------
Maturity of Series A and Series B Notes due 2008                $  68,293,750
                                                               ===============

At December 31, 2004, the Company had cash and cash equivalents of approximately $0.9 million and approximately $9.9 million available for use under its domestic credit facility, representing approximately $10.8 million of liquidity. With the completion of the debt exchange in October 2004, the Company has reduced its annual debt service requirements related to interest payments by approximately $4.8 million. Annual debt service on the New Series A and Series B Notes due 2008 combined with the outstanding Senior Notes due 2007 is approximately $7.3 million, a decrease of $5.9 million from $13.2 million prior to the debt exchange. In order to partially fund the cash payments as additional consideration to the Series A and Series B bondholders, the Company increased the balance of a term loan with Bank One by approximately $3.8 million and entered into a subordinated promissory note with N.E.S. Investment Company in the amount of $10 million. The annual debt service requirements for interest related to these debt instruments are approximately $0.2 million in cash and $0.9 million in kind. In October 2005, the Company will make a cash payment as additional consideration to the Series A and Series B bondholders for approximately $2 million, funded by an increase in the subordinated promissory note with N.E.S. Investment Company and increasing the annual debt service requirements by approximately $0.2 million in kind. The Company expects current financial resources, existing lines of credit, and funds from operations to be adequate to meet anticipated cash requirements.

The table below summarizes the Company's contractual payments under debt agreements, capital leases, operating leases, and material purchase obligations as of December 31, 2004:

                                                                  Payments due by period
                                              ---------------------------------------------------------------
                                                                Less than
(dollars in thousands)                            Total           1 year       1 - 3 years     3 - 5 years
                                              --------------- --------------- --------------- ---------------

Notes payable                                     $  17,220       $ 17,220         $      -       $      -
Senior Notes                                        105,431          7,968           23,023         74,440
Other long-term debt obligations                     15,883          1,257            4,417         10,209
Capital leases                                          857            276              462            119
Operating leases                                      5,290          1,361            2,427          1,502
Purchase obligations                                    415            415                -              -
                                              --------------- --------------- --------------- ---------------
Total                                             $ 145,096       $ 28,497         $ 30,329       $ 86,270
                                              =============== =============== =============== ===============

International Operations

The Company transacts business in a number of countries throughout the world and has facilities in the United States, Australia, the United Kingdom, and South Africa. As a result, the Company is subject to business risks inherent in non-U.S. operations, including political and economic uncertainty, import and export limitations, exchange controls and currency fluctuations. The Company believes that the risks related to its foreign operations are mitigated by the relative political and economic stability of the countries in which its largest foreign operations are located. The principal foreign currencies in which the Company transacts business are the Australian dollar, the British pound sterling, and the South African rand. As the U.S. dollar strengthens and weakens against these foreign currencies, the Company's financial results will be affected. As discussed previously, the Company's net sales for the year ended December 31, 2004 increased by approximately $10.2 million over the prior year due to changes in foreign currency translation rates, primarily the strengthening of the Australian dollar and the British pound sterling against the U.S. dollar. The fluctuation of the U.S. dollar versus other currencies also resulted in foreign currency translation gains included in the accumulated other comprehensive loss component of stockholder's equity (deficit) of approximately $0.4 million and $0.8 million for the years ended December 31, 2004 and 2003, respectively.

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

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

Revenue Recognition
The Company recognizes revenue, other than from long-term contracts of its foreign subsidiaries, at the time of shipment. On long-term contracts of its foreign subsidiaries, revenues are accounted for using the percentage of completion method based on the cost of partial shipments and on the ratio of actual costs incurred to date to the estimated total costs to complete. Net sales include freight invoiced to customers with the related costs incurred recorded in cost of sales.

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

Goodwill
The Company accounts for its goodwill under SFAS No. 142, "Goodwill and Other Intangible Assets," and accordingly performs annual impairment tests of goodwill. The goodwill impairment test is a two-step process, which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of each reporting unit to determine if there is impairment and the second step of the process consists of determining the amount of the impairment. The Company engages the assistance of independent valuation experts to assist in performing the annual impairment test.

The Company uses the combination of two valuation methodologies, a market approach and a discounted cash flow approach to develop its estimate of the fair value of the reporting units. These two methodologies use a number of factors and estimates that depend on, among other factors, projected future operating results and future cash flows, estimated cash flow periods, terminal values based on anticipated growth rates, discount rates, and market place data of comparable companies.

The results of the annual impairment tests completed in the fourth quarters of 2004 and 2003 indicated that there was no impairment. Changes in any of the assumptions underlying these estimates could result in a future impairment of goodwill.

Employee Benefit Plans
The Company accounts for its defined benefit pension plan using SFAS No. 87. Annual pension benefits under the Company's defined benefit plan are calculated by third party actuaries using standard actuarial methodologies. Significant assumptions used in the valuation of pension benefits include expected return on plan assets, discount rate, and any plan amendments. As a result of declines in interest rates and the market value of the Company's defined benefit pension plan assets in recent years, the Company has an additional minimum pension liability at December 31, 2004 of $2.4 million. This additional liability has had no impact on earnings. For further details regarding the Company's defined benefit pension plan, see Note G to the consolidated financial statements.

Deferred Taxes
Deferred income taxes reflect the timing differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Tax credits are recognized as a reduction of income tax expense in the year the credit arises. A valuation allowance is established when necessary to reduce deferred tax assets to the amount more likely than not to be realized. At December 31, 2004, the Company had a valuation allowance of approximately $4.2 million against its deferred tax assets. Should the Company continue to generate pre-tax income in future periods, portions of the valuation allowance may be reversed against the current period domestic federal tax expense (to the extent that the allowance is available to be reversed), resulting in higher net income for that period.

New Accounting Pronouncements

The Financial Accounting Standards Board issued SFAS No. 151, "Inventory Costs," in November 2004. SFAS No. 151 amends Accounting Research Bulletin (ARB) No. 43 and requires idle facility expense, excessive spoilage, double freight and rehandling costs to be treated as current period charges regardless of whether they meet the ARB No. 43 criteria of "so abnormal". In addition, SFAS No. 151 requires fixed overhead costs to be allocated to conversion costs based upon the normal capacity of the production facility. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company has not determined the impact the adoption will have on its results of operations or financial condition.

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

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

The following tables provide information about the Company's financial instruments that are sensitive to changes in interest rates. The tables present principal cash flows and related weighted-average interest rates by expected maturity dates for debt obligations as of December 31, 2004 and 2003.

                                        Interest Rate Sensitivity
                                  Principal Amount by Expected Maturity
                                          Average Interest Rate
                                          (dollars in thousands)
-----------------------------------------------------------------------------------------------------------
                                                                                                   Fair
                                                                                                   Value,
As of December 31, 2004:        2005     2006     2007      2008      2009  Thereafter    Total    12/31/04
------------------------------------------------------------------------------------------------------------

Long-Term Obligations,
 including current portion
     Fixed Rate              $ 8,725   $ 6,146  $ 16,877  $ 84,649     $ -       $ -    $ 116,397  $ 117,674
     Average interest rate        9%        9%        9%        9%

     Variable Rate             $ 500   $ 4,417       $ -       $ -     $ -       $ -      $ 4,917    $ 4,917
     Average interest rate        6%        6%


                                                                                                   Fair
                                                                                                   Value,
As of December 31, 2003:        2004     2005     2006      2007      2008  Thereafter    Total    12/31/03
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

Item 8.  Financial Statements and Supplemental Data

The Report of Independent Registered Public Accounting Firm and the Consolidated Financial Statements of Continental Global Group, Inc. for each of the three years in the period ended December 31, 2004 are included herein.

             Report of Independent Registered Public Accounting Firm


To the Stockholder
Continental Global Group, Inc.

We have audited the accompanying consolidated balance sheets of Continental Global Group, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholder's equity (deficit), and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Continental Global Group, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

As explained in Note C to the financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill.


                                               /s/ Ernst & Young LLP

Cleveland, Ohio
March 18, 2005

                         Continental Global Group, Inc.

                           Consolidated Balance Sheets

                                                                                  December 31
                                                                    -----------------------------------------
                                                                                2004                 2003
Assets:
Current assets:
   Cash and cash equivalents                                            $     887,256        $     850,727
   Accounts receivable, less allowance for doubtful accounts of
     $1,246,301 in 2004 and $987,873 in 2003                               39,633,378           32,225,793
   Inventories                                                             28,551,137           24,534,307
   Deferred income taxes                                                      483,170              264,770
   Other current assets                                                     2,578,873              942,179
                                                                    -------------------- --------------------
Total current assets                                                       72,133,814           58,817,776

Property, plant and equipment                                              33,281,329           32,269,483
Less accumulated depreciation                                              21,174,697           19,355,298
                                                                    -------------------- --------------------
                                                                           12,106,632           12,914,185

Goodwill                                                                   13,980,994           13,863,527
Deferred financing costs                                                    1,169,780            1,689,682
Other assets                                                                  835,481              477,631
                                                                    -------------------- --------------------
                                                                        $ 100,226,701        $  87,762,801
                                                                    ==================== ====================
Liabilities and Stockholder's Equity (Deficit):
Current liabilities:
   Notes payable                                                        $  17,220,041        $  13,960,369
   Trade accounts payable                                                  30,218,195           24,703,137
   Accrued compensation and employee benefits                               6,342,288            7,422,648
   Accrued interest on senior notes                                           295,075            3,300,000
   Other accrued liabilities                                                8,684,898            8,520,662
   Current maturities of long-term obligations                              9,454,247            2,546,055
   Senior Notes in default                                                          -          120,000,000
                                                                    -------------------- --------------------
Total current liabilities                                                  72,214,744          180,452,871

Pension obligations                                                         1,232,550              340,836
Deferred income taxes                                                       4,362,668              874,783
Senior Notes                                                               97,463,061                    -
Note payable to N.E.S. Investment Company                                  10,208,973                    -
Other long-term obligations, less current maturities                        4,931,102              369,449

Stockholder's equity (deficit):
   Common stock, $0.01 par value, authorized 5,000,000 shares,
     issued and outstanding 100 shares                                              1                    1
   Paid-in capital                                                          1,993,687            1,993,687
   Accumulated deficit                                                    (86,426,940)         (90,287,074)
   Accumulated other comprehensive loss                                    (5,753,145)          (5,981,752)
                                                                    -------------------- --------------------
                                                                          (90,186,397)         (94,275,138)
                                                                    -------------------- --------------------
                                                                        $ 100,226,701        $  87,762,801
                                                                    ==================== ====================

See notes to consolidated financial statements.

                         Continental Global Group, Inc.

                      Consolidated Statements of Operations


                                                                      Year ended December 31
                                                     ----------------------------------------------------------
                                                               2004               2003                2002

Net sales                                                $ 235,719,017       $ 194,340,515      $ 184,975,955
Cost of products sold                                      195,770,066         167,664,729        155,201,713
                                                     ------------------- ------------------ -------------------
Gross profit                                                39,948,951          26,675,786         29,774,242
Operating expenses:
   Selling and engineering                                  14,089,996          12,927,482         13,085,675
   General and administrative                               11,714,191           9,880,673          8,816,821
   Management fee                                              810,611             299,793            469,922
   Amortization expense                                         26,360              26,361            116,651
   Restructuring charges                                       203,483              66,796            639,909
                                                     ------------------- ------------------ -------------------
Total operating expenses                                    26,844,641          23,201,105         23,128,978
                                                     ------------------- ------------------ -------------------
Operating income                                            13,104,310           3,474,681          6,645,264
Other expense (income):
   Interest expense, net                                     6,908,598          15,264,566         15,219,599
   Miscellaneous expense (income)                             (930,840)            838,678            114,165
                                                     ------------------- ------------------ -------------------
Total other expenses                                         5,977,758          16,103,244         15,333,764
                                                     ------------------- ------------------ -------------------
Income (loss) before income taxes and cumulative
   effect of change in accounting principle                  7,126,552         (12,628,563)        (8,688,500)
Income tax expense                                           3,266,418               4,365              3,846
                                                     ------------------- ------------------ -------------------
Income (loss) before cumulative effect of change
   in accounting principle                                   3,860,134         (12,632,928)        (8,692,346)
Cumulative effect of change in accounting principle                  -                   -         (3,850,000)
                                                     ------------------- ------------------ -------------------
Net income (loss)                                        $   3,860,134       $ (12,632,928)     $ (12,542,346)
                                                     =================== ================== ===================

See notes to consolidated financial statements.

                         Continental Global Group, Inc.

            Consolidated Statements of Stockholder's Equity (Deficit)


                                                                            Accumulated
                                                                               Other
                                  Common       Paid-in     Accumulated     Comprehensive
                                   Stock       Capital       Deficit        Income (Loss)       Total
                                 ----------- ------------ --------------- ---------------- ---------------
Balance at January 1, 2002         $    1    $ 1,993,687  $ (65,111,800)   $ (5,726,548)   $ (68,844,660)
Comprehensive loss:
   Net loss                             -              -    (12,542,346)              -      (12,542,346)
   Foreign currency
     translation adjustment             -              -              -         445,061          445,061
   Minimum pension liability
     adjustment, net of tax             -              -              -      (1,779,515)      (1,779,515)
                                                                                           ---------------
Total comprehensive loss                                                                     (13,876,800)
                                 ----------- ------------ --------------- ---------------- ---------------
Balance at December 31, 2002            1      1,993,687    (77,654,146)     (7,061,002)     (82,721,460)
Comprehensive loss:
   Net loss                             -              -    (12,632,928)              -      (12,632,928)
   Foreign currency
     translation adjustment             -              -              -         846,625          846,625
   Minimum pension liability
     adjustment, net of tax             -              -              -         213,413          213,413
   Unrealized gains on cash
     flow hedges, net of tax            -              -              -         145,753          145,753
   Reclassification into
     earnings                           -              -              -        (126,541)        (126,541)
                                                                                           ---------------
Total comprehensive loss                                                                     (11,553,678)
                                 ----------- ------------ --------------- ---------------- ---------------
Balance at December 31, 2003            1      1,993,687    (90,287,074)     (5,981,752)     (94,275,138)
Comprehensive income:
   Net income                           -              -      3,860,134               -        3,860,134
   Foreign currency
     translation adjustment             -              -              -         448,552          448,552
   Minimum pension liability
     adjustment, net of tax             -              -              -        (206,622)        (206,622)
   Unrealized losses on cash
     flow hedges, net of tax            -              -              -        (241,209)        (241,209)
   Reclassification into
     earnings                           -              -              -         227,886          227,886
                                                                                           ---------------
Total comprehensive income                                                                     4,088,741
                                 ----------- ------------ --------------- ---------------- ---------------
Balance at December 31, 2004       $    1    $ 1,993,687  $ (86,426,940)   $ (5,753,145)   $ (90,186,397)
                                 =========== ============ =============== ================ ===============

See notes to consolidated financial statements.

                         Continental Global Group, Inc.

                      Consolidated Statements of Cash Flows


                                                                         Year ended December 31
                                                           ---------------------------------------------------
                                                                  2004              2003             2002
Operating activities:
   Net income (loss)                                           $ 3,860,134    $ (12,632,928)     $(12,542,346)
   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
     Provision for depreciation and amortization                 2,297,306        2,221,376         2,283,227
     Amortization of deferred financing costs                      519,902          519,902           519,903
     Deferred income taxes                                       3,201,531                -                 -
     Gain on debt restructuring                                 (3,391,923)               -                 -
     Interest expense forgiven by bondholders                    3,004,925                -                 -
     Non-cash interest paid in-kind                                208,973                -                 -
     Cumulative effect of change in accounting principle                 -                -         3,850,000
     Provision for doubtful accounts                               751,022          458,112           453,738
     Loss (gain) on disposal of assets                             (14,707)          26,225            26,042
     Changes in operating assets and liabilities:
       Decrease (increase) in accounts receivable               (6,531,500)      (3,997,121)        7,361,266
       Decrease (increase) in inventories                       (3,593,216)       4,034,911          (728,139)
       Decrease (increase) in other assets                      (1,548,138)       1,134,700           (50,606)
       Increase (decrease) in accounts payable and other
         liabilities                                             3,111,967        2,840,807        (2,733,479)
                                                           ---------------- ----------------- ----------------
Net cash provided by (used in) operating activities              1,876,276       (5,394,016)       (1,560,394)
                                                           ---------------- ----------------- ----------------

Investing activities:
   Purchases of property, plant, and equipment (PP&E)             (719,246)        (781,090)       (1,280,466)
   Proceeds from disposals of PP&E                                  32,534           92,701            53,943
                                                           ---------------- ----------------- ----------------
Net cash used in investing activities                             (686,712)        (688,389)       (1,226,523)
                                                           ---------------- ----------------- ----------------

Financing activities:
   Net increase (decrease) in borrowings on notes payable        2,974,842        1,838,409        (5,380,102)
   Proceeds from long-term obligations                          14,395,032                -                 -
   Principal payments on long-term obligations                  (4,415,103)        (589,756)         (902,671)
   Payments of additional consideration to bondholders
                                                               (14,114,042)               -                 -
                                                           ---------------- ----------------- ----------------
Net cash provided by (used in) financing activities             (1,159,271)       1,248,653        (6,282,773)
Effect of exchange rate changes on cash                              6,236           49,437            32,926
                                                           ---------------- ----------------- ----------------
Increase (decrease) in cash and cash equivalents                    36,529       (4,784,315)       (9,036,764)
Cash and cash equivalents at beginning of year                     850,727        5,635,042        14,671,806
                                                           ---------------- ----------------- ----------------
Cash and cash equivalents at end of year                       $   887,256    $     850,727      $  5,635,042
                                                           ================ ================= ================

See notes to consolidated financial statements.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2004

A.   Organization and Basis of Presentation

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

The Company was not in compliance with certain covenants under its revolving credit facilities as of December 31, 2003 or the subsequent ending quarters through September 30, 2004, resulting in a cross default under the terms of the Company's Senior Notes. In addition, the Company failed to make its $6,600,000 semi-annual interest payment for the Senior Notes due on April 1, 2004. Following expiration of the 30-day grace period provided for in the indenture, the Senior Notes were in default and the Company received a notice of default from the Trustee for the Senior Notes. Accordingly, the Senior Notes were recorded as current liabilities in the consolidated balance sheet as of December 31, 2003. However, on April 26, 2004, the Company entered into a forbearance agreement with the holders of a majority interest ("Majority Holders") of the Senior Notes which instructed the Trustee for the Senior Notes to refrain from taking any action with respect to the default prior to May 31, 2004. On May 27, 2004, June 14, 2004 and July 13, 2004, this agreement was amended to extend the forbearance agreement until July 23, 2004.

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

On May 1, 2004, June 1, 2004, June 15, 2004, July 13, 2004, July 29, 2004 and
August 31, 2004, the Company and Bank One, N.A. entered into forbearance agreements under which Bank One agreed not to exercise its rights with respect to the defaults, including the right to demand payment, under the revolving credit facility for a stated period while the Company negotiated a restructuring of its Senior Notes. On July 12, 2004, the Company received a commitment letter from Bank One for a waiver of the covenant violations and an extension of the revolving credit facility. On October 4, 2004, the Company's wholly-owned subsidiaries, CCE and GCC entered into a Second Amended and Restated Credit Facility and Security Agreement (the "Credit Agreement") with Bank One, N.A. The Credit Agreement extends the Company's revolving credit facility with Bank One until July 31, 2006.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2004

A.  Organization and Basis of Presentation (Continued)

On October 4, 2004, the Company completed the exchange offer with respect to its outstanding 11% Senior Notes due 2007 (the "Old Notes") and entered into an Indenture by and among the Company, two of its wholly-owned subsidiaries, CCE and GCC (collectively, the "Subsidiary Guarantors") and Wells Fargo Bank, National Association, as trustee (the "Indenture"). Tenders with respect to Old Notes representing approximately $109,270,000 or 91.06% of the $120,000,000 of Old Notes outstanding principal amount were received by Wells Fargo Bank, N.A., which acted as depositary in the exchange offer. All Old Notes that were validly tendered were accepted for exchange. According to the terms of the exchange offer, on October 4, 2004, the Company issued $59,187,917 of 9% New Series A Notes due 2008 and $9,105,833 of 13% New Series B Notes due 2008. In addition, the Company made a cash payment as additional consideration to the Series A and Series B bondholders of approximately $14,114,000, or $15.50 for every $120 of Old Notes tendered. In October 2005, the Series A and Series B bondholders will receive cash of approximately $1,821,000, or $2.00 for every $120 of Old Notes tendered.

According to the terms of the Indenture, the New Series A Notes will mature on October 1, 2008. Interest will accrue at the rate of 9% per annum and will be payable semiannually in arrears, in cash, on each April 1 and October 1 until maturity. Interest accrued on the New Series A Notes from April 1, 2004, as if the New Series A Notes had been issued on such date. The Company paid interest of $2,663,457 on October 4, 2004 related to the Series A Notes. The New Series B Notes will also mature on October 1, 2008. Interest will accrue at the rate of 13% per annum and will be payable semiannually in arrears, in kind, on each April 1 and October 1 until maturity. However, the Company has the right to make interest payment on the New Series B Notes in cash at the same rate and on the same terms as the New Series A Notes. The Company has assumed the interest will be paid in cash at a rate of 9% in all calculations involving the interest payments on the Series B Notes in these consolidated financial statements. Interest accrued on the New Series B Notes from April 1, 2004, as if the New Series B Notes had been issued on such date. The Company paid interest of $409,763 on October 4, 2004 related to the Series B Notes. The New Series A and Series B Notes are jointly and severally guaranteed by the Subsidiary Guarantors and secured by substantially all of the assets of the Subsidiary Guarantors.

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

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2004

A.  Organization and Basis of Presentation (Continued)

The debt exchange was accounted for according to Statement of Financial Accounting Standards ("SFAS") No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings". According to the requirements of SFAS No. 15, in the fourth quarter of 2004, the Company recorded a gain on the exchange of bonds of approximately $3,392,000, representing the difference between the future cash outlays of the Series A and Series B Notes and the carrying value of the Old Notes. All cash payments as additional consideration to Series A and Series B bondholders and interest payments on the New Series A and Series B Notes will be recorded as a reduction in the balance of outstanding indebtedness throughout the terms of the Series A and Series B Notes, and accordingly, the Company will not recognize any interest expense in the income statement related to the New Series A and Series B Notes.

Because the debt exchange meets the definition of a troubled debt restructuring, U.S. generally accepted accounting principles require that the Company follow the provisions of SFAS No. 15. However, the Company believes that additional information is necessary in order to keep the consolidated financial statements from being misleading. The Company accrued interest expense on the $120 million Old Notes during the first quarter of 2004. Beginning in the second quarter of 2004, under the provisions of SFAS No. 15, the Company accrued interest expense related to its Senior Notes only on the $10,730,000 of Old Notes not tendered. All payments related to the New Series A and Series B Notes were recorded as a reduction in the balance of the Senior Notes. In future periods, the Company will not record any of the interest payments on the Series A and Series B Notes as interest expense in the statement of operations but rather as a reduction of the debt balance on the balance sheet. In addition, the Company incurred debt restructuring expenses of approximately $2,578,000 and recorded a gain on debt restructuring of approximately $3,392,000, which are both included in miscellaneous expense (income) in the consolidated statement of operations.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2004

B.  Significant Accounting Policies

Principles of Consolidation
The financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition
The Company recognizes revenue, other than from long-term contracts of its foreign subsidiaries, at the time of shipment. On long-term contracts of its foreign subsidiaries, which represent less than 10% of 2004 consolidated revenues, revenues are accounted for using the percentage of completion method based on the cost of partial shipments and on the ratio of actual costs incurred to date to the estimated total costs to complete. Net sales include freight invoiced to customers with the related costs incurred recorded in cost of sales.

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

Inventories
Inventories, which consist of raw materials, manufactured and purchased parts, and work in process are stated at the lower of cost or market. Since inventory records are maintained on a job order basis, it is not practical to segregate inventories into their major classes. The cost for approximately 64% and 57% of inventories at December 31, 2004 and 2003, respectively, is determined using the last-in, first-out ("LIFO") method with the remainder determined using the first-in, first-out ("FIFO") method. Had the FIFO method of inventory (which approximates replacement cost) been used to cost all inventories, inventories would have increased by approximately $5,184,000 and $1,316,000 at December 31, 2004 and 2003, respectively.

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

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2004

B.  Significant Accounting Policies (Continued)

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

                                                2004             2003              2002
                                          ----------------- ---------------- -----------------
Balance as of January 1                      $ 1,275,401       $ 1,678,002      $   768,313
Provision for warranties                         927,786           931,835        1,293,518
Settlements made during the year                (617,915)       (1,427,369)        (420,257)
Effect of exchange rate changes                   48,777            92,933           36,428
                                          ----------------- ---------------- -----------------
Balance as of December 31                    $ 1,634,049       $ 1,275,401      $ 1,678,002
                                          ================= ================ =================

Restructuring Charges
The Company incurred restructuring charges of approximately $203,000, $67,000 and $640,000 in 2004, 2003 and 2002, respectively, related to changes in staffing and production requirements in its domestic operations. These charges consist primarily of severance costs associated with a reduction in personnel which occurred in 2002 and 2003. As part of this restructuring, in 2002 the Company developed a plan to discontinue the manufacturing operations in certain of its domestic facilities and merge these operations with other existing facilities. The process of merging the domestic operations began in 2003 and continued throughout 2004. As of December 31, 2004, the Company has paid approximately $536,000 of the charges incurred to date, with the majority of the remainder expected to be paid by 2008. Due to increases in the Company's domestic backlog, the Company does not expect any further consolidation at this time.

Advertising Expense
The cost of advertising is expensed as incurred. The Company incurred approximately $506,000, $613,000, and $644,000 in advertising costs for the years ended December 31, 2004, 2003, and 2002, respectively.

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

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2004

B.  Significant Accounting Policies (Continued)

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

Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss at December 31 consisted of the following:

                                                            2004              2003             2002
                                                    ---------------- ----------------- ----------------

Foreign currency translation adjustments              $ (3,986,310)    $ (4,434,862)     $ (5,281,487)
Minimum pension liability adjustments (net of tax)      (1,772,724)      (1,566,102)       (1,779,515)
Change in fair value of cash flow  hedges
   (net of tax)                                              5,889           19,212                 -
                                                    ---------------- ----------------- ----------------
                                                      $ (5,753,145)    $ (5,981,752)     $ (7,061,002)
                                                    ================ ================= ================

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

New Accounting Pronouncements
The Financial Accounting Standards Board issued SFAS No. 151, "Inventory Costs," in November 2004. SFAS No. 151 amends Accounting Research Bulletin (ARB) No. 43 and requires idle facility expense, excessive spoilage, double freight and rehandling costs to be treated as current period charges regardless of whether they meet the ARB No. 43 criteria of "so abnormal". In addition, SFAS No. 151 requires fixed overhead costs to be allocated to conversion costs based upon the normal capacity of the production facility. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company has not determined the impact the adoption will have on its results of operations or financial condition.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2004

C.  Goodwill and Other Intangibles

The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

Goodwill and other intangibles that have indefinite lives will be tested for impairment at least annually, using a two step process. The first step identifies if there is impairment using a fair-value-based test and the second step determines the amount of the impairment. The Company engaged the assistance of independent valuation experts to perform the initial analysis as of January 1, 2002 as well as the annual impairment tests. The impairment tests were conducted using both a discounted cash flow valuation model, incorporating an appropriate discount rate for the risks associated with the reporting unit, and a market approach based on comparable public companies guidelines. Based on findings from the initial impairment test as of January 1, 2002, the Company concluded that the carrying value of its Australian reporting unit (part of the Company's conveyor equipment segment) exceeded its estimated fair value and the Company recorded a non-cash impairment write-down for goodwill of $3,850,000. This transition adjustment was reported as a cumulative effect of a change in accounting principle. The results of the annual impairment tests completed in the fourth quarter of 2004, 2003, and 2002 indicated that there was no further impairment.

The carrying amounts and related accumulated amortization balances of the Company's other intangible assets as of December 31 are listed below:

                                                    2004                               2003
                                           Carrying        Accumulated         Carrying      Accumulated
                                            Amount         Amortization         Amount       Amortization
                                      ---------------- ----------------- ---------------- -----------------

Amortized intangible assets                 $ 160,919       $ (106,419)        $ 506,468       $ (425,608)
Other intangible assets                       659,335                -           276,659                -

The change in goodwill reflected on the balance sheet from December 31, 2003 to December 31, 2004 resulted from foreign currency translation adjustments. All of the Company's goodwill relates to the conveyor equipment segment. Other intangible assets consist primarily of intangible assets related to a minimum pension liability for the Company's pension plan. Estimated amortization expense related to other intangible assets for each of the next five fiscal years is:

               2005                   $ 26,360
               2006                     17,116
               2007                      4,176
               2008                      4,176
               2009                      2,672
                                ----------------
               Total                  $ 54,500
                                ================

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2004

D.  Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. The balances of the major classes of property, plant and equipment at December 31, 2004 and 2003 are as follows:

                                              2004              2003
                                      ------------------ ----------------

Land and improvements                    $  1,323,266      $  1,283,233
Buildings and improvements                  7,559,753         7,303,338
Machinery and equipment                    24,398,310        23,682,912
                                      ------------------ ----------------
                                         $ 33,281,329      $ 32,269,483
                                      ================== ================

Depreciation expense for the years ended December 31, 2004, 2003, and 2002 was $2,270,946, $2,195,015, and $2,166,576, respectively. Depreciation is primarily computed using the straight-line method based on the expected useful lives of the assets. The estimated useful lives for buildings and improvements range from 10 to 39 years; the estimated useful lives for machinery and equipment range from 2.5 to 12.5 years. Repair and maintenance costs are expensed as incurred.

E.  Financing Arrangements

Long-term obligations consist of the following:

                                                                                   As of December 31
                                                                           ----------------------------------
                                                                                 2004             2003

Senior Notes due 2007; interest at 11% payable semi-annually in arrears     $ 10,730,000      $120,000,000
Series A Notes due 2008; interest at 9% payable semi-annually in arrears      82,073,910                 -
Series B Notes due 2008; interest payable semi-annually in arrears at
   13% in kind or 9% in cash                                                  12,626,755                 -
Note payable to N.E.S. Investment Company; interest rate of 9%; maturity
   date of 10/2/2008                                                          10,208,973                 -
Term loan payable by CCE; interest rate of prime plus 1/2 %; payable in
   monthly installments with balance due on 7/31/2006                          4,916,667         1,292,547
Note payable by CCE for manufacturing equipment; interest rate of
   8.845%; payable in monthly installments through 6/13/2005                      94,596           472,009
Term loan payable by Australian subsidiary; interest rate of 7.50%;
   maturity date of  12/31/2005                                                  663,085           637,075
Note payable by South African subsidiary for purchase of computer
   system; variable interest rate (11.55% at December 31, 2003)                        -            15,732
Obligations under capital leases                                                 743,397           498,141
                                                                          ----------------- ----------------
                                                                             122,057,383       122,915,504
Less current maturities                                                        9,454,247       122,546,055
                                                                          ----------------- ----------------
                                                                            $112,603,136      $    369,449
                                                                          ================= ================

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2004

E.  Financing Arrangements (Continued)

Maturities of long-term obligations are as follows:

              2005     $   9,454,247
              2006        10,819,428
              2007        17,028,192
              2008        84,737,135
              2009            18,381
                    ------------------
                       $ 122,057,383
                    ==================

On October 4, 2004, the Company completed an exchange offer with respect to its outstanding 11% Senior Notes due 2007 (the "Old Notes") and entered into an Indenture by and among the Company, two of its wholly-owned subsidiaries, CCE and GCC (collectively, the "Subsidiary Guarantors") and Wells Fargo Bank, National Association, as trustee (the "Indenture"). Tenders with respect to Old Notes representing approximately $109,270,000 or 91.06% of the $120,000,000 of Old Notes outstanding principal amount were received by Wells Fargo Bank, N.A., which acted as depositary in the exchange offer. All Old Notes that were validly tendered were accepted for exchange. According to the terms of the exchange offer, on October 4, 2004, the Company issued $59,187,917 of 9% New Series A Notes due 2008 and $9,105,833 of 13% New Series B Notes due 2008.

The Old Notes are registered under the Securities Act of 1933. Interest of 11% on the notes is payable semi-annually in arrears. The Old Notes are redeemable at the option of the Company, in whole or in part, any time subject to certain call premiums. The Old Notes are guaranteed by the Company's domestic subsidiaries and contain various restrictive covenants that, among other things, place limitations on the sale of assets, payment of dividends, and incurring additional indebtedness and restrict transactions with affiliates.

According to the terms of the Indenture, the New Series A Notes will mature on October 1, 2008. Interest will accrue at the rate of 9% per annum and will be payable semiannually in arrears, in cash, on each April 1 and October 1 until maturity. Interest accrued on the New Series A Notes from April 1, 2004, as if the New Series A Notes had been issued on such date. The Company paid interest of $2,663,457 on October 4, 2004 related to the Series A Notes. The New Series B Notes will also mature on October 1, 2008. Interest will accrue at the rate of 13% per annum and will be payable semiannually in arrears, in kind, on each April 1 and October 1 until maturity. However, the Company has the right to make interest payments on the New Series B Notes in cash at the same rate and on the same terms as the New Series A Notes. The Company has assumed the interest will be paid in cash at a rate of 9% in all calculations involving the interest payments on the Series B Notes in these consolidated financial statements. Interest accrued on the New Series B Notes from April 1, 2004, as if the New Series B Notes had been issued on such date. The Company paid interest of $409,763 on October 4, 2004 related to the Series B Notes. The New Series A and Series B Notes are jointly and severally guaranteed by the Subsidiary Guarantors and secured by substantially all of the assets of the Subsidiary Guarantors.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2004

E.  Financing Arrangements (Continued)

The debt exchange was accounted for according to Statement of Financial Accounting Standards ("SFAS") No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings". According to the requirements of SFAS No. 15, in the fourth quarter of 2004, the Company recorded a gain on the exchange of bonds of approximately $3,392,000, representing the difference between the future cash outlays of the Series A and Series B Notes and the carrying value of the Old Notes. All cash payments as additional consideration to Series A and Series B bondholders and interest payments on the New Series A and Series B Notes will be recorded as a reduction in the balance of outstanding indebtedness throughout the terms of the Series A and Series B Notes, and accordingly, the Company will not recognize any interest expense in the income statement related to the New Series A and Series B Notes.

The outstanding indebtedness has been classified as short and long-term liabilities as of December 31, 2004 based upon the payment terms of the new debt. The following table summarizes the reduction in the balance of the Senior Notes based upon the payment requirements over the terms of the Series A and Series B Notes:

Balance at December 31, 2004 of Senior Notes, including
   current portion of $7,967,604                                 $ 105,430,665
October 2005 payment as additional consideration                    (1,821,166)
Interest payments on Series A Notes, 2004-2008                     (21,307,650)
Interest payments on Series B Notes, 2004-2008                      (3,278,099)
Maturity of outstanding 11% Senior Notes due 2007                  (10,730,000)
                                                               ----------------
Maturity of Series A and Series B Notes due 2008                 $  68,293,750
                                                               ================

The new subordinated indebtedness to N.E.S. Investment Company in the amount of $10,000,000 was used to partially fund the cash payment made on October 4, 2004 as additional consideration to the Series A and Series B bondholders. The note payable to N.E.S. Investment Company accrues interest at a rate of 9%, payable in kind, compounded annually. The additional consideration to be paid by the Company in October 2005 to the Series A and Series B bondholders will be funded with an additional $2,000,000 of subordinated indebtedness to N.E.S. Investment Company.

On October 4, 2004, CCE and GCC entered into a Second Amended and Restated Credit Facility and Security Agreement ("Credit Agreement") with Bank One, N.A., pursuant to which Bank One has provided CCE and GCC jointly with a line of credit of $30 million. The availability under the Credit Agreement is equal to the sum of (i) 85% of eligible accounts receivable and (ii) 55% of eligible inventory. The Credit Agreement is guaranteed by the Company and secured by a lien on substantially all of the assets of CCE and GCC. In addition, the Credit Agreement contains various restrictive covenants including financial covenants related to debt coverage and minimum net worth and requires the Company to pay a monthly unused commitment fee equal to 1/4% of the average daily availability. The Credit Agreement matures on July 31, 2006, and bears interest at a fluctuating rate based on the prime rate. At December 31, 2004, approximately $9.9 million was available for use. At December 31, 2004 and 2003, the Company had an outstanding balance under the Credit Agreement of $13,296,896 and $9,144,546, respectively. The weighted average interest rate for this facility was 4.4% and 4.1% in 2004 and 2003, respectively. There were approximately $2,685,000 and $3,474,000 of letters of credit outstanding at December 31, 2004 and 2003, respectively.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2004

E.  Financing Arrangements (Continued)

The Credit Agreement also provided for an increase in CCE's secured term loan with Bank One to a principal balance of $5 million. The term loan bears interest at a rate of prime plus 1/2% and matures on July 31, 2006. Principal and interest payments are made monthly with a balloon payment due at maturity.

The Company's Australian subsidiary has a revolving credit facility with the National Australia Bank Limited which provides a line of credit of $2.8 million (Australian dollars). The facility is secured by a lien on substantially all of the assets of the Australian subsidiary, bears interest at a fluctuating rate based on the base rate of the National Australia Bank, and matures on December 31, 2005. At December 31, 2004, the facility was not utilized. The outstanding balance under this facility was $2,153,409 (U.S.$) at December 31, 2003. The weighted average interest rate for this facility was 7.9% and 11.3% in 2004 and 2003, respectively.

The Company's United Kingdom subsidiary has a revolving credit facility with the Bank of Scotland of 2.25 million British pounds sterling. The facility is secured by certain assets of the subsidiary, bears interest at a fluctuating rate of 2.1% above the Bank of Scotland base rate, and matures on December 31, 2005. At December 31, 2004, approximately 0.6 million British pounds was available for use. The outstanding balance under this facility was $3,263,183 and $2,070,234 (U.S.$) at December 31, 2004 and 2003, respectively. The weighted average interest rate for this facility was 6.5% and 5.9% in 2004 and 2003, respectively.

The Company's South African subsidiary has a credit facility with the Standard Bank of South Africa of 5.5 million South African rand. The facility is secured by the trade receivables of the subsidiary and bears interest at a fluctuating rate of 1.5% above the bank's prime lending rate. The agreement continues indefinitely until termination by either party with a minimum of three months written notice. At December 31, 2004, approximately 1.8 million rand was available for use. The outstanding balance under this facility was $659,962 and $592,180 (U.S.$) at December 31, 2004 and 2003, respectively. The weighted average interest rate for this facility was 10.5% and 11.5% in 2004 and 2003, respectively.

During 2004, 2003, and 2002, the Company paid interest of $3,175,467, $14,745,103, and $14,901,698, respectively. Interest paid in 2004 does not include payments of $3,073,220 related to the Company's New Series A and Series B Notes, which were recorded as a reduction in the balance of outstanding indebtedness.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2004

F.  Leasing Arrangements

The Company's subsidiaries have numerous capital leases for certain machinery and equipment. Amortization of these assets is included in depreciation expense in the statement of operations. Capital lease obligations of approximately $381,000 and $401,000 were incurred in 2004 and 2003, respectively. The gross amount of assets recorded under capital leases and the related accumulated amortization at December 31, 2004 and 2003 are as follows:

                                            2004              2003
                                      ----------------- -----------------
Asset Balances:
Buildings                                $    49,513         $       -
Machinery and Equipment                    1,043,525           658,491
                                      ----------------- -----------------
                                         $ 1,093,038         $ 658,491
                                      ================= =================

Accumulated Amortization:
Buildings                                  $  20,631          $      -
Machinery and Equipment                      234,545            90,820
                                      ----------------- -----------------
                                           $ 255,176          $ 90,820
                                      ================= =================

The subsidiaries of the Company also have various leases for office space, warehouse facilities, office equipment, and automobiles and trucks which are accounted for as operating leases. Rent expense related to these operating leases for the years ended December 31, 2004, 2003, and 2002 was approximately $2,765,000, $2,535,000, and $2,032,000, respectively. Future minimum lease payments for obligations under capital leases and for operating leases having initial or remaining noncancelable lease terms in excess of one year are as follows:

                                                      Capital        Operating
                                                      Leases           Leases
                                                  -------------- --------------

2005                                                 $ 275,886     $ 1,361,133
2006                                                   287,574       1,263,841
2007                                                   173,800       1,162,509
2008                                                    97,599         921,350
2009                                                    21,773         580,982
                                                  -------------- --------------
Total minimum lease payments                           856,632     $ 5,289,815
                                                                 ==============
Amounts representing interest                          113,235
                                                  --------------
Present value of net minimum lease payments
   (including current portion of $228,962)           $ 743,397
                                                  ==============

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2004

G.  Employee Benefit Plans

CCE maintains a defined benefit plan covering all union hourly-paid employees at its Winfield plant. The actuarial computations use the "projected unit credit cost method" and a measurement date of December 31. Actuarial gains and losses are amortized over a 15 year period, and funding of the initial prior service costs plus interest thereon is over a 30 year period. The following table sets forth the accumulated benefit obligation, change in benefit obligation, change in plan assets, funded status and amounts recognized in the Consolidated Balance Sheets as of December 31, 2004 and 2003, of the Company's defined benefit plan.

                                                                      2004                2003
                                                            ------------------- -------------------

Accumulated benefit obligation                                    $ 8,711,138         $ 7,506,886
                                                            =================== ===================

Change in benefit obligation:
Benefit obligation at beginning of year                           $ 7,506,886         $ 6,686,880
Service cost                                                          221,543             186,868
Interest cost                                                         488,948             441,605
Amendments recognized                                                 426,707                   -
Actuarial loss                                                        347,054             438,887
Benefits paid                                                        (280,000)           (247,354)
                                                            ------------------- -------------------
Benefit obligation at end of year                                   8,711,138           7,506,886
                                                            ------------------- -------------------

Change in plan assets:
Fair value of plan assets at beginning of year                      4,688,953           4,041,240
Actual return on plan assets                                          592,538             895,067
Employer contributions                                              2,477,097                   -
Benefits paid                                                        (280,000)           (247,354)
                                                            ------------------- -------------------
Fair value of plan assets at end of year                            7,478,588           4,688,953
                                                            ------------------- -------------------

Funded status:
Funded status of the plan (underfunded)                            (1,232,550)         (2,817,933)
Unrecognized prior service cost                                       643,733             261,669
Unrecognized net actuarial loss                                     1,772,724           1,566,102
                                                            ------------------- -------------------
Net amount recognized                                            $  1,183,907        $   (990,162)
                                                            =================== ===================

Balance sheet amounts:
Accrued benefit cost                                             $ (1,232,550)       $ (2,817,933)
Intangible asset                                                      643,733             261,669
Accumulated other comprehensive loss                                1,772,724           1,566,102
                                                            ------------------- -------------------
Net amount recognized                                            $  1,183,907        $   (990,162)
                                                            =================== ===================

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2004

G.  Employee Benefit Plans (Continued)

The components of net periodic benefit cost for the years ended December 31 are as follows:

                                                             2004                2003                2002
                                                   ------------------- ------------------- -------------------
Service cost                                              $  221,543          $  186,868          $  175,383
Interest cost                                                488,948             441,605             419,914
Expected return on plan assets                              (511,839)           (313,271)           (372,615)
Amortization of prior service cost                            44,643              16,533              16,533
Recognized loss                                               59,733              70,504                   -
                                                   ------------------- ------------------- -------------------
Net periodic benefit cost                                 $  303,028          $  402,239          $  239,215
                                                   =================== =================== ===================

The weighted-average assumptions used to determine benefit obligations at December 31 were:

                                                      2004             2003
                                                ----------------  -------------
Discount rate                                         6.00%             6.25%
Expected long-term return on plan assets              8.00              8.00

The weighted-average assumptions used to determine the net periodic benefit cost for the years ended December 31 were:

                                                  2004        2003       2002
                                              -----------  ----------- ---------
Discount rate                                     6.25%       6.75%      7.25%
Expected long-term return on plan assets          8.00        8.00       8.00

To determine the expected long-term rate of return on plan assets, the Company considered the long-term investment objectives of the plan, the target asset allocation of the pension portfolio, as well as the future expectations for returns for each asset category. This resulted in the selection of the 8.00% expected long-term rate of return on plan assets assumption for 2004 and 2003.

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

Asset Category:                                 2004             2003
                                          ----------------- ----------------
Equity securities                                55%               68%
Debt securities                                  45                18
Guaranteed income fund                            -                14
                                          ----------------- ----------------
Total                                           100%              100%
                                          ================= ================

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2004

G.  Employee Benefit Plans (Continued)

The contributions of CCE are made in amounts sufficient to fund the plan's service cost on a current basis and meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended. The Company does not expect to make any contributions to its pension plan in 2005. The Company expects to pay the following benefit payments, which reflect expected future service, as appropriate:

2005               $    357,000
2006                    425,000
2007                    471,000
2008                    507,000
2009                    520,000
2010-2014             2,822,000


CCE also maintains a defined contribution plan covering substantially all salaried and non-union hourly employees. CCE expenses annual contributions (approximately $590,000, $571,000, and $588,000 in 2004, 2003, and 2002,
respectively) which fully fund retirement benefits. No participant contributions to the plan are permitted. CCE also maintains a defined contribution savings and profit sharing plan which covers substantially all salaried and non-union hourly employees. Employees may elect to contribute up to 100% of their compensation. CCE will match (approximately $317,000, $297,000, and $329,000 in 2004, 2003,
and 2002, respectively) a percentage of employee contributions up to 6% of each employee's compensation.

GCC has a retirement savings plan covering all employees meeting certain eligibility requirements. Under the terms of the plan, GCC voluntarily makes annual cash contributions based on eligible employees' compensation. Expense for the years ended December 31, 2004 and 2002 was approximately $58,000 and $41,000, respectively, which was equal to 1.5% of eligible employee compensation in 2004 and 1% of eligible employee compensation in 2002. No contribution was made for the year ended December 31, 2003.

The foreign subsidiaries of the Company have various defined contribution plans and retirement saving plans covering substantially all salaried and production employees. For the years ended December 31, 2004, 2003, and 2002, the subsidiaries contributed approximately $929,000, $824,000, and $601,000, respectively, to the plans.

In 2002, the Company implemented a Phantom Stock Plan (the "Plan") whereby officers and certain employees may be granted phantom stock units, which vest over a certain period of time as determined for each grant. At December 31, 2004 and 2003, the Company had an accrual for the value of vested phantom stock units granted for approximately $292,000 and $42,000, respectively.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2004

H.  Related Party Transactions

Management fees are charged by Nesco, Inc., an affiliate of N.E.S. Investment Co., to provide general management oversight services, including legal, financial, strategic planning and business development evaluation for the benefit of the Company. Under the management agreement, the Company has agreed to pay Nesco, Inc. fees for such services equal to 5% of the Company's Adjusted EBITDA earnings (earnings before interest and estimated taxes, depreciation, amortization and miscellaneous expense or income). The Company incurred management fee expenses of approximately $811,000, $300,000, and $470,000, for the years ended December 31, 2004, 2003, and 2002, respectively. At December 31, 2004 and 2003, the Company had an accrual for management fees owed to Nesco, Inc. of approximately $988,000 and $177,000, respectively.

Prior to electing C Corporation status for income tax purposes on October 6, 2000, the subsidiaries of the Company were parties to a tax payment agreement with NES Group, Inc., the parent company of N.E.S. Investment Co., providing for payments by each subsidiary to NES Group, Inc. to fund the income tax liability attributable to the Company's operations. At December 31, 2004 and 2003, the Company had an accrual for income tax payments owed to NES Group, Inc. of approximately $20,000.

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

Notes payable and long-term debt: The carrying amounts of the Company's borrowings under its short-term revolving credit arrangements and variable rate long-term debt approximate their fair value. The carrying amounts of the Company's Senior Notes at December 31, 2004 approximate their fair value due to the fact that substantially all of these notes were issued during the fourth quarter of 2004. The fair value of the Company's Senior Notes at December 31, 2003 was based on the quoted market value. The fair value of the Company's remaining fixed rate long-term debt is based on the present value of future cash outflows.

Foreign currency forward contracts: Derivative financial instruments at December 31, 2004 and 2003 included foreign currency forward contracts with contractual amounts of $210,000 and $180,000, respectively. The 2004 contracts matured during January 2005 and the 2003 contracts matured in January 2004. The counterparty to the contracts was a major U.S. commercial bank. The Company entered into the foreign currency forward contracts to hedge certain firm sales commitments denominated in a foreign currency. The fair value of the Company's foreign currency forward contracts was estimated based on the quoted market price of a comparable contract and was included in other current assets on the balance sheet.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2004

I. Fair Value of Financial Instruments and Concentration of Risk (Continued)

The carrying amounts and fair values of the Company's financial instruments at December 31 are as follows:

                                                                       2004                              2003
                                                             Carrying            Fair          Carrying       Fair
                                                              Amount             Value          Amount        Value
                                                         ---------------- ---------------- ---------------- ----------------
                                                                                   (in thousands)

Cash and cash equivalents                                   $     887        $     887        $     851        $     851
Accounts receivable                                            39,633           39,633           32,226           32,226
Accounts payable                                              (30,218)         (30,218)         (24,703)         (24,703)
Notes payable                                                 (17,220)         (17,220)         (13,960)         (13,960)
Long-term debt                                               (121,314)        (122,591)        (122,417)         (26,429)
Foreign currency forward contracts                                  9                9               30               30

Accounts receivable from customers in the coal mining industry were approximately 42% and 36% of net accounts receivable at December 31, 2004 and 2003, respectively. The Company's subsidiaries perform periodic credit evaluations of their customers' financial condition and generally do not require collateral. Credit losses relating to customers in the coal mining industry have consistently been within management's expectations and are comparable to losses for the portfolio as a whole.

Provisions for credit losses were approximately $751,000, $458,000, and $454,000 in 2004, 2003, and 2002, respectively. Accounts written off, net of recoveries, were approximately $507,000, $645,000, and $342,000 in 2004, 2003, and 2002,
respectively.

J.  Income Taxes

Income taxes are provided using the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes." For tax reporting purposes, the Company is included in the consolidated federal tax return of N.E.S. Investment Co. However, for financial reporting purposes, the Company's tax provision has been calculated on a stand-alone basis.

The Company has subsidiaries located in Australia, the United Kingdom, and South Africa which are subject to income taxes in their respective countries. The Company did not pay any income taxes during the year ended December 31, 2004. The Company's United Kingdom subsidiary paid income taxes of approximately $4,000 and $5,000 in 2003 and 2002, respectively.

Income (loss) before income taxes for the years ended December 31 consists of the following:

                          2004                 2003                 2002
               --------------------- -------------------- --------------------

Domestic              $ 4,488,465         $ (10,018,995)        $ (8,788,660)
Foreign                 2,638,087            (2,609,568)             100,160
               --------------------- -------------------- --------------------
                      $ 7,126,552         $ (12,628,563)        $ (8,688,500)
               ===================== ==================== ====================

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2004

J.  Income Taxes (Continued)

Income taxes for the years ended December 31 are summarized as follows:

                                   2004               2003                2002
                            ----------------- ---------------- -----------------
Current:
   Domestic:
     Federal                    $    64,887           $     -         $      -
     State and local                      -                 -                -
   Foreign                                -             4,365            3,846
                            ----------------- ---------------- -----------------
                                     64,887             4,365            3,846
Deferred:
   Domestic:
     Federal                      3,346,252                 -                -
     State and local                388,926                 -                -
   Foreign                         (533,647)                -                -
                            ----------------- ---------------- -----------------
                                  3,201,531                 -                -
                            ----------------- ---------------- -----------------
                                $ 3,266,418           $ 4,365         $  3,846
                            ================= ================ =================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2004, pursuant to Section 108 of the Internal Revenue Code, the Company lost all domestic tax attributes due to the recognition of cancellation of indebtedness income. At December 31, 2003, the Company had domestic net operating loss carryforwards of approximately $22,875,000. At December 31, 2004, the Company had foreign net operating loss carryforwards of approximately $15,919,000 that may be carried forward indefinitely. The Company has established a valuation allowance of approximately $4,242,000 at December 31, 2004 against certain foreign net operating loss carryforwards. This is based upon management's assessment that it is more likely than not that the carryforwards and related assets will not be realized. During 2004, the Company reversed approximately $534,000 of the valuation allowance against its net operating loss carryforward in Australia due to the continued profitability of the Australian subsidiary.

Significant components of the Company's deferred income taxes at December 31 are as follows:

                                                     2004              2003
                                               ---------------  ---------------
Deferred tax assets:
   Operating accruals                            $  2,467,770     $  2,132,730
   Net operating loss carryforwards                 5,739,117       14,647,485
   Valuation allowance                             (4,242,179)     (12,658,216)
                                               ---------------  ---------------
                                                    3,964,708        4,121,999

Deferred tax liabilities:
   Inventories                                     (2,008,194)      (1,949,214)
   Property, plant, and equipment                  (2,058,684)      (1,431,167)
   Goodwill                                        (3,777,328)      (1,351,631)
                                               ---------------  ---------------
                                                   (7,844,206)      (4,732,012)
                                               ---------------  ---------------
Net deferred tax liability                       $ (3,879,498)    $   (610,013)
                                               ===============  ===============

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2004

J.  Income Taxes (Continued)

A reconciliation of income taxes computed at the statutory rate to the effective rate for the years ended December 31 follows:

                                                                           2004              2003              2002
                                                                   ----------------- ----------------- -----------------

Income taxes at the United States statutory rate                           35.0%            (35.0)%           (35.0)%
State income taxes, net of federal benefit                                  3.2              (3.9)             (5.1)
Effective tax rate differential of earnings outside the U.S.              (12.9)              7.2              (0.3)
Impact of cancellation of debt                                             27.0               -                 -
Valuation allowance                                                        (7.5)             31.3              39.8
Other - net                                                                 1.0               0.4               0.6
                                                                   ----------------- ----------------- -----------------
                                                                           45.8%              0.0%              0.0%
                                                                   ================= ================= =================

Congress passed the American Jobs Creation Act in October 2004. The new law contains numerous changes to existing tax laws. Among other things, the Act will provide a deduction with respect to income of certain U.S. manufacturing activities and allow for favorable taxing on repatriation of certain offshore earnings. The Company has not yet determined what impact, if any, the new law may have on future results of operations and financial condition.

K.  Segment Information

While the Company primarily manages its operations on a geographical basis, the Company operates in two principal business segments: conveyor equipment and manufactured housing products. The conveyor equipment business, which comprised approximately 89%, 87%, and 83% of net sales for 2004, 2003, and 2002, respectively, markets its products in four main business areas. The mining equipment business area includes the design, manufacture and testing (and, outside the United States, installation and maintenance) of complete belt conveyor systems and components for mining application primarily in the coal industry. The conveyor components business area manufactures and sells components for conveyor systems primarily for resale through distributor networks. The engineered systems business area uses specialized project management and engineering skills to combine mining equipment products, purchased equipment, steel fabrication and other outside services for sale as complete conveyor equipment systems that meet specific customer requirements. The bulk conveyor equipment business area designs and manufactures a complete range of conveyor equipment sold to transport bulk materials, such as cement, lime, food products and industrial waste.

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

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2004

K.  Segment Information (Continued)

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


                                                                      Year ended December 31
                                                             2004               2003              2002
                                                       ------------------ ----------------- -----------------
                                                                           (in thousands)
Net sales:
   Conveyor equipment                                        $ 208,921          $ 169,524         $ 154,473
   Manufactured housing products                                26,083             23,944            29,633
   Other                                                           715                873               870
                                                       ------------------ ----------------- -----------------
Total net sales                                              $ 235,719          $ 194,341         $ 184,976
                                                       ================== ================= =================

Depreciation and amortization:
   Conveyor equipment                                          $ 2,152            $ 2,060           $ 2,023
   Manufactured housing products                                   118                134               137
   Other                                                             1                  1                 6
   Amortization expense                                             26                 26               117
                                                       ------------------ ----------------- -----------------
Total depreciation and amortization                            $ 2,297            $ 2,221           $ 2,283
                                                       ================== ================= =================

Segment operating income:
   Conveyor equipment                                         $ 14,668          $   3,777          $  7,058
   Manufactured housing products                                 1,371              1,421             1,862
   Other                                                           164                277                68
                                                       ------------------ ----------------- -----------------
Segment operating income                                        16,203              5,475             8,988
   Management fee                                                  811                300               470
   Amortization expense                                             26                 26               117
   Restructuring charge                                            203                 67               640
   Corporate expense                                             2,059              1,607             1,116
                                                       ------------------ ----------------- -----------------
Total operating income                                          13,104              3,475             6,645
   Interest expense, net                                         6,909             15,265            15,220
   Miscellaneous expense (income)                                 (931)               839               114
                                                       ------------------ ----------------- -----------------
Income (loss) before income taxes                             $  7,126          $ (12,629)         $ (8,689)
                                                       ================== ================= =================

Segment assets:
   Conveyor equipment                                        $  92,914           $ 79,580          $ 75,902
   Manufactured housing products                                 5,653              5,885             6,482
   Other                                                           336                361               431
                                                       ------------------ ----------------- -----------------
Total segment assets                                            98,903             85,826            82,815
   Corporate assets                                              1,324              1,937             6,852
                                                       ------------------ ----------------- -----------------
Total assets                                                 $ 100,227           $ 87,763          $ 89,667
                                                       ================== ================= =================

Capital expenditures:
   Conveyor equipment                                            $ 699              $ 770           $ 1,012
   Manufactured housing products                                    20                 11               267
   Other                                                             -                  -                 1
                                                       ------------------ ----------------- -----------------
Total capital expenditures                                       $ 719              $ 781           $ 1,280
                                                       ================== ================= =================

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2004

K.  Segment Information (Continued)

Geographic Area Data

                                                                      Year ended December 31
                                                            2004               2003               2002
                                                      ------------------ ------------------ -----------------
                                                                          (in thousands)
Net sales:
   United States                                             $ 141,215          $ 114,332          $ 124,588
   Australia                                                    50,241             35,348             23,974
   United Kingdom                                               36,272             39,089             32,437
   Other countries                                               8,015              5,817              3,977
   Eliminations - transfers                                        (24)              (245)                 -
                                                      ------------------ ------------------ -----------------
Total net sales                                              $ 235,719          $ 194,341          $ 184,976
                                                      ================== ================== =================


Operating income (loss):
   United States                                              $ 10,011            $ 5,020            $ 5,958
   Australia                                                     2,456                746                349
   United Kingdom                                                  520             (2,080)               493
   Other countries                                                 117               (254)              (190)
   Eliminations                                                      -                 43                 35
                                                      ------------------ ------------------ -----------------
Total operating income                                        $ 13,104            $ 3,475            $ 6,645
                                                      ================== ================== =================

Long lived assets:
   United States                                              $  5,770           $  6,448           $  7,213
   Australia                                                     3,193              3,282              2,721
   United Kingdom                                                2,594              2,819              2,667
   Other countries                                                 550                365                280
                                                      ------------------ ------------------ -----------------
Total long lived assets                                       $ 12,107           $ 12,914           $ 12,881
                                                      ================== ================== =================

Net sales are attributed to countries based on the location of the subsidiary where the sale occurs.

The Company did not have sales to any single customer which exceeded 10% of the Company's total net sales in 2004, 2003 and 2002.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2004

L.  Guarantor and Non-Guarantor Subsidiaries

Effective October 4, 2004, the Company's domestic subsidiaries, Continental Conveyor & Equipment Company (CCE) and Goodman Conveyor Company (GCC), both of which are wholly owned, are the guarantors of the Senior Notes. Prior to this date, CCE, GCC, and certain of the Company's Australian subsidiaries were the guarantors of the Senior Notes. The guarantees are full, unconditional, and joint and several. Separate financial statements of these guarantor subsidiaries are not presented as management has determined that they would not be material to investors. The Company's United Kingdom and South African subsidiaries are not guarantors of the Senior Notes. The 2004 operations and cash flows of the Company's Australian subsidiaries are included in the "Combined Non-Guarantor Subsidiaries" column in the following summarized consolidating financial statements.

Summarized consolidating balance sheets for 2004 and 2003 and consolidating statements of operations and cash flow statements for 2004, 2003, and 2002 for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries are as follows (in thousands):

                                                 Combined        Combined
                                                 Guarantor     Non-Guarantor
December 31, 2004:              The Company    Subsidiaries    Subsidiaries    Eliminations       Total
                              -------------------------------------------------------------------------------
Current assets:
   Cash and cash equivalents       $     12        $    509        $    366      $        -        $     887
   Accounts receivable, net               -          16,281          23,353               -           39,634
   Inventories                            -          22,418           6,133               -           28,551
   Deferred income taxes                 81               -             519            (117)             483
   Other current assets                  60           2,154           2,518          (2,153)           2,579
                              -------------------------------------------------------------------------------
Total current assets                    153          41,362          32,889          (2,270)          72,134
Property, plant, and
   equipment, net                         -           5,770           6,337               -           12,107
Goodwill                                  -          10,986           2,995               -           13,981
Investment in subsidiaries           60,009          34,977               -         (94,986)               -
Deferred financing costs              1,170               -               -               -            1,170
Other assets                         13,017           4,922             126         (17,230)             835
                              -------------------------------------------------------------------------------
Total assets                       $ 74,349        $ 98,017        $ 42,347      $ (114,486)       $ 100,227
                              ===============================================================================
Current liabilities:
   Notes payable                   $      -        $ 13,297        $  5,971      $   (2,048)       $  17,220
   Trade accounts payable                72           9,806          22,348          (2,008)          30,218
   Accrued compensation and
     employee benefits                  717           3,149           2,476               -            6,342
   Accrued interest                     295               -               -               -              295
   Other accrued liabilities          2,485           3,440           4,203          (1,443)           8,685
   Current maturities of
     long-term obligations            7,967             596             891               -            9,454
                              -------------------------------------------------------------------------------
Total current liabilities            11,536          30,288          35,889          (5,499)          72,214
Pension obligation                        -           1,233               -               -            1,233
Deferred income taxes                     -          16,288             792         (12,717)           4,363
Senior notes                         97,463               -               -               -           97,463
N/P to N.E.S. Investment Co.         10,209               -               -               -           10,209
Other long-term obligations               -           4,417           3,097          (2,583)           4,931
Stockholder's equity
(deficit)                           (44,859)         45,791           2,569         (93,687)         (90,186)
                              -------------------------------------------------------------------------------
Total liabilities and
   stockholder's equity
   (deficit)                       $ 74,349        $ 98,017        $ 42,347      $ (114,486)       $ 100,227
                              ===============================================================================

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2004

L.  Guarantor and Non-Guarantor Subsidiaries (Continued)

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
                              ===============================================================================

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2004

L.  Guarantor and Non-Guarantor Subsidiaries (Continued)


                                                        Combined       Combined
                                                        Guarantor    Non-Guarantor
                                         The Company  Subsidiaries   Subsidiaries   Eliminations      Total
                                        ------------------------------------------------------------------------
Year ended December 31, 2004:
Net sales                                 $       -   $   141,215        $ 94,512        $   (8)    $ 235,719
Cost of products sold                             -       113,663          82,115            (8)      195,770
                                        ------------------------------------------------------------------------
Gross profit                                      -        27,552          12,397             -        39,949
Total operating expenses                      1,419        16,123           9,303             -        26,845
                                        ------------------------------------------------------------------------
Operating income (loss)                      (1,419)       11,429           3,094             -        13,104
Interest expense, net                         4,962         1,008             939             -         6,909
Miscellaneous expense (income)               (1,054)          606            (483)            -          (931)
                                        ------------------------------------------------------------------------
Income (loss) before income taxes            (5,327)        9,815           2,638             -         7,126
Income tax expense (benefit)                   (733)        3,999               -             -         3,266
                                        ------------------------------------------------------------------------
Net income (loss)                         $  (4,594)  $     5,816        $  2,638        $    -     $   3,860
                                        ========================================================================

                                                        Combined       Combined
                                                        Guarantor    Non-Guarantor
                                         The Company  Subsidiaries   Subsidiaries   Eliminations      Total
                                        ------------------------------------------------------------------------
Year ended December 31, 2003:
Net sales                                 $       -   $   149,680        $ 44,906        $ (245)    $ 194,341
Cost of products sold                             -       125,581          42,329          (245)      167,665
                                        ------------------------------------------------------------------------
Gross profit                                      -        24,099           2,577             -        26,676
Total operating expenses                      1,434        16,899           4,868             -        23,201
                                        ------------------------------------------------------------------------
Operating income (loss)                      (1,434)        7,200          (2,291)            -         3,475
Interest expense, net                        13,716         1,200             349             -        15,265
Miscellaneous expense (income)                  473           607            (241)            -           839
                                        ------------------------------------------------------------------------
Income (loss) before income taxes           (15,623)        5,393          (2,399)            -       (12,629)
Income tax expense (benefit)                 (2,294)        2,294               4             -             4
                                        ------------------------------------------------------------------------
Net income (loss)                         $ (13,329)  $     3,099        $ (2,403)       $    -     $ (12,633)
                                        ========================================================================

                                                        Combined       Combined
                                                        Guarantor    Non-Guarantor
                                         The Company  Subsidiaries   Subsidiaries   Eliminations      Total
                                        ------------------------------------------------------------------------
Year ended December 31, 2002:
Net sales                                 $       -    $  148,561        $ 36,415         $   -     $ 184,976
Cost of products sold                             -       123,391          31,811             -       155,202
                                        ------------------------------------------------------------------------
Gross profit                                      -        25,170           4,604             -        29,774
Total operating expenses                      1,151        17,712           4,266             -        23,129
                                        ------------------------------------------------------------------------
Operating income (loss)                      (1,151)        7,458             338             -         6,645
Interest expense, net                        13,572         1,541             107             -        15,220
Miscellaneous expense (income)                   13           126             (25)            -           114
                                        ------------------------------------------------------------------------
Income (loss) before income taxes and
   cumulative effect of change in
   accounting principle                     (14,736)        5,791             256             -        (8,689)
Income tax expense (benefit)                 (2,436)        2,436               3             -             3
                                        ------------------------------------------------------------------------
Income (loss) before cumulative effect
of change in accounting principle           (12,300)        3,355             253             -        (8,692)
Cumulative effect of change in
   accounting principle                           -        (3,850)              -             -        (3,850)
                                        ------------------------------------------------------------------------
Net income (loss)                         $ (12,300)   $     (495)       $    253         $   -     $ (12,542)
                                        ========================================================================

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2004

L.  Guarantor and Non-Guarantor Subsidiaries (Continued)

                                                        Combined       Combined
                                                        Guarantor    Non-Guarantor
                                         The Company  Subsidiaries   Subsidiaries   Eliminations      Total
                                        ------------------------------------------------------------------------

Year ended December 31, 2004:
Net cash  provided by (used in)
   operating activities                    $ (2,674)      $ 3,633            $ 924         $ (7)      $ 1,876

Investing activities:
   Purchases of property, plant and
     equipment                                    -          (344)            (375)           -          (719)
   Proceeds from disposals of PP&E                -             6               26            -            32
                                        ------------------------------------------------------------------------
Net cash used in investing activities             -          (338)            (349)           -          (687)

Financing activities:
   Net increase in borrowings on notes
     payable                                      -         4,152           (1,177)           -         2,975
   Proceeds from long-term obligations       10,000         3,768              627            -        14,395
   Principal payments on long-term
     obligations                             (3,073)         (525)            (817)           -        (4,415)
   Payments of additional
     consideration to bondholders           (14,114)            -                -            -       (14,114)
   Distributions                              9,759        (9,759)               -            -             -
   Intercompany loan activity                     -        (1,156)           1,156            -             -
                                        ------------------------------------------------------------------------
Net cash provided by (used in)
   financing activities                       2,572        (3,520)            (211)           -        (1,159)
Exchange rate changes on cash                     -             -               (1)           7             6
                                        ------------------------------------------------------------------------
Increase (decrease) in cash and cash
   equivalents                                 (102)         (225)             363            -            36
Cash and cash equivalents at beginning
   of year                                      114           734                3            -           851
                                        ------------------------------------------------------------------------
Cash and cash equivalents at end of
   year                                    $     12       $   509            $ 366         $  -       $   887
                                        ========================================================================

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2004

L.  Guarantor and Non-Guarantor Subsidiaries (Continued)

                                                        Combined       Combined
                                                        Guarantor    Non-Guarantor
                                         The Company  Subsidiaries   Subsidiaries   Eliminations      Total
                                        ------------------------------------------------------------------------

Year ended December 31, 2003:
Net cash  provided by (used in)
   operating activities                   $ (14,785)     $  8,332         $  1,068        $  (9)    $  (5,394)

Investing activities:
   Purchases of property, plant and
     equipment                                    -          (454)            (327)           -          (781)
   Proceeds from disposals of PP&E                -            90                3            -            93
                                        ------------------------------------------------------------------------
Net cash used in investing activities             -          (364)            (324)           -          (688)

Financing activities:
   Net increase in borrowings on notes
     payable                                      -         1,257              581            -         1,838
   Principal payments on long-term
     obligations                                  -          (512)             (77)           -          (589)
   Distributions                             10,550       (10,550)               -            -             -
   Intercompany loan activity                  (175)        1,415           (1,240)           -             -
                                        ------------------------------------------------------------------------
Net cash provided by (used in)
   financing activities                      10,375        (8,390)            (736)           -         1,249
Exchange rate changes on cash                     -            47               (7)           9            49
                                        ------------------------------------------------------------------------
Increase (decrease) in cash and cash
   equivalents                               (4,410)         (375)               1            -        (4,784)
Cash and cash equivalents at beginning
   of year                                    4,524         1,109                2            -         5,635
                                        ------------------------------------------------------------------------
Cash and cash equivalents at end of
   year                                   $     114      $    734         $      3        $   -     $     851
                                        ========================================================================

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2004

L.  Guarantor and Non-Guarantor Subsidiaries (Continued)

                                                        Combined       Combined
                                                        Guarantor    Non-Guarantor
                                         The Company  Subsidiaries   Subsidiaries   Eliminations      Total
                                        ------------------------------------------------------------------------

Year ended December 31, 2002:
Net cash  provided by (used in)
   operating activities                   $ (14,449)     $ 13,191          $  (303)       $   1     $  (1,560)

Investing activities:
   Purchases of property, plant and
     equipment                                    -          (736)            (544)           -        (1,280)
   Proceeds from disposals of PP&E                -            36               17            -            53
                                        ------------------------------------------------------------------------
Net cash used in investing activities             -          (700)            (527)           -        (1,227)

Financing activities:
   Net increase (decrease) in
     borrowings on notes payable                  -        (6,559)           1,179            -        (5,380)
   Principal payments on long-term
     obligations                                  -          (874)             (29)           -          (903)
   Distributions                              6,550        (6,550)               -            -             -
   Intercompany loan activity                  (125)        1,119             (994)           -             -
                                        ------------------------------------------------------------------------
Net cash provided by (used in)
   financing activities                       6,425       (12,864)             156            -        (6,283)
Exchange rate changes on cash                     -           (36)              70           (1)           33
                                        ------------------------------------------------------------------------
Decrease in cash and cash equivalents        (8,024)         (409)            (604)           -        (9,037)
Cash and cash equivalents at beginning
   of year                                   12,548         1,518              606            -        14,672
                                        ------------------------------------------------------------------------
Cash and cash equivalents at end of
   year                                   $   4,524      $  1,109          $     2        $   -     $   5,635
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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

As of December 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the Securities and Exchange Commission. There were no significant changes in the Company's internal controls over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

The following table sets forth certain information regarding the directors and executive officers of the Company, as of March 15, 2005:

Name                          Age    Position with the Company

Robert W. Hale                58     President and Chief Executive Officer
James L. Smothers             48     Vice President
Jimmy L. Dickinson            62     Vice President and Chief Financial Officer
Edward F. Crawford            65     Director
Donald F. Hastings            76     Director
C. Wesley McDonald            64     Director
Robert J. Tomsich             74     Director
James W. Wert                 58     Director

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


                                                                                      Other Annual
Name and Principal Position                   Year       Salary        Bonus        Compensation (1)


Robert W. Hale, President and Chief           2004      $ 458,400     $ 422,206          $ 267,701
    Executive Officer                         2003        458,400       250,000             58,282
                                              2002         76,400             -                  -

Jimmy L. Dickinson, Vice President and        2004        150,720         9,075             10,505
    Chief Financial Officer                   2003        149,985        15,978             11,824
                                              2002        146,700        44,443             18,257

James Smothers, Vice President                2004        163,800         8,342             10,763
                                              2003        156,825        15,892             10,083
                                              2002        151,125        18,588              9,597


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

Director Compensation

Each director of the Company not employed by the Company or any entity affiliated with the Company received $37,500 for serving as a director of the Company during the year. In addition, Mr. Crawford and Mr. Wert received an additional $50,000 for serving on a special committee. Also, the Company will reimburse such director for their travel and other expenses incurred in connection with attending meetings of the Board of Directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of the outstanding equity securities of the Company as of March 15, 2005:

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

Item 13.  Certain Relationships and Related Transactions

Company Formation

The Company is a Delaware Corporation formed on February 4, 1997, for the purpose of owning all of the common stock of Continental Conveyor & Equipment Company ("CCE") and Goodman Conveyor Company ("GCC"). The Company, which is a holding company with limited assets and operations other than its investments in its subsidiaries, is owned 100% by N.E.S. Investment Co.

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

Management Agreement

Effective April 1, 1997, the Company and Nesco, Inc. entered into a management agreement ("Management Agreement"), the material terms of which are summarized below. All of the outstanding capital stock of Nesco, Inc. is beneficially owned by Robert J. Tomsich. Under the Management Agreement, Nesco, Inc., has agreed to provide general management oversight services on a regular basis for the benefit of the Company, in regard to business activities involving financial results, legal issues, and long term planning relative to current operations and acquisitions. Business development services include assistance in identifying and acquiring potential acquisition candidates, including negotiations and contractual preparations in connection therewith. Financial planning includes assistance in developing banking relationships and monitoring cash investments through professional money management accounts. Under the terms of the Management Agreement, the Company has agreed to pay Nesco, Inc. a management fee for such services equal to 5% of the Company's earnings before interest and estimated taxes, depreciation, amortization, and other expense (income). The aggregate amount expensed for management fees in 2004 under the Management Agreement was $810,611. The management fee is payable in monthly installments. The Management Agreement will remain in effect until terminated by either party upon not less than 60 days written notice prior to an anniversary date of the Management Agreement.

The Company will also separately employ, as required, independent auditors, outside legal counsel, and other consulting services. Such services will be paid directly by the Company.

Item 14.  Principal Accountant Fees and Services

Audit Fees
The aggregate fees for professional services rendered by Ernst & Young LLP in connection with the audit of the Company's annual financial statements for the fiscal years ended December 31, 2004 and 2003, for review of the financial information included in the Company's quarterly reports on Form 10-Q for such fiscal years, and in connection with statutory and regulatory filings for such fiscal years, were approximately $574,000 and $454,000, respectively.

Tax Fees
The aggregate fees for services rendered by Ernst & Young LLP in connection with income tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2004 and 2003 were approximately $42,000 and $22,000, respectively.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit
Services
The audit committee has considered whether the provision of non-audit services by the auditors is compatible with maintaining the independence of the auditors.

All auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its independent auditor must be pre-approved by the audit committee. All audit and non-audit services provided by the independent auditors during 2004 were approved by the audit committee.

                                     PART IV

Item 15.  Exhibits and Financial Statement Schedules

             Documents Filed as Part of this Report:

             1. Consolidated Financial Statements.

                The consolidated financial statements listed below together with the report thereon of the independent registered public accounting firm dated March 18, 2005 are included in Item 8.

                Report of Independent Registered Public Accounting Firm.

                Consolidated Balance Sheets at December 31, 2004 and 2003.

                Consolidated Statements of Operations for each of the three years in the period ended December 31, 2004.

                Consolidated Statements of Stockholder's Equity (Deficit) for each of the three years in the period ended December 31, 2004.

                Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2004.

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

Signatures

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March, 2005.

                                  CONTINENTAL GLOBAL GROUP, INC.

                                  By:  /s/ Robert W. Hale
                                       ---------------------------------------
                                  Name: Robert W. Hale
                                  Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                                                  Title                                   Date

/s/ Robert W. Hale                            President and Chief Executive Officer                March 31, 2005
-----------------------------------------
Robert W. Hale                                (Principal Executive Officer)

/s/ Jimmy L. Dickinson                        Vice President and Chief Financial Officer           March 31, 2005
-----------------------------------------
Jimmy L. Dickinson                            (Principal Financial Officer and Principal
                                               Accounting Officer)

/s/ Edward F. Crawford                        Director                                             March 31, 2005
-----------------------------------------
Edward F. Crawford

/s/ Donald F. Hastings                        Director                                             March 31, 2005
-----------------------------------------
Donald F. Hastings

/s/ C. Wesley McDonald                        Director                                             March 31, 2005
-----------------------------------------
C. Wesley McDonald

/s/ Robert J. Tomsich                         Director                                             March 31, 2005
-----------------------------------------
Robert J. Tomsich

/s/ James W. Wert                             Director                                             March 31, 2005
-----------------------------------------
James W. Wert

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

    3.2       By-Laws of Continental Global Group, Inc., as currently in
              effect.                                                          *

    3.3       Certificate of Incorporation of Continental Conveyor & Equipment
              Company, as currently in effect                           .      *

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

    4.2 Supplemental Indenture, dated as of October 4, 2004, between Continental Global Group, Inc., Continental Conveyor & Equipment Pty., Ltd., Continental ACE Pty., Goodman Conveyor Company, Continental Conveyor & Equipment Company, and Wells Fargo Bank, National Association, as trustee. (Filed as Exhibit 4.2 to the Company's Form 10-Q for the quarter ended September 30, 2004, and is incorporated herein by reference.)

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

    10.4      Reserved

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

                         Continental Global Group, Inc.

                                    Form 10-K

                                Index of Exhibits

  Exhibit
   Number     Description of Exhibit

   10.16 Forbearance Agreement, effective as of August 31, 2004, by and among Bank One, NA, Continental Conveyor & Equipment Company, and Goodman Conveyor Company. (Filed as Exhibit 10.16 to the Company's Form 10-Q for the quarter ended September 30, 2004, and is incorporated herein by reference.)

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

   10.19 Second Amendment, dated as of October 1, 2004, to Restructuring Agreement, dated as of July 22, 2004, by and among Continental Global Group, Inc., N.E.S. Investment Co. and Wayzata Investment Partners LLC. (Filed as Exhibit 10.19 to the Company's Form 10-Q for the quarter ended September 30, 2004, and is incorporated herein by reference.)

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