Form 10-Q
period 2005-03-31
CONTINENTAL CONVEYOR & EQUIPMENT CO; CONTINENTAL GLOBAL GROUP INC; GOODMAN CONVEYOR CO
filed 2005-05-16
CIK 24008, 1039785, 1039786

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

             Quarterly Report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2005

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

As of April 30, 2005, there were 100 shares of the registrant's common stock outstanding.

                                      INDEX

                         CONTINENTAL GLOBAL GROUP, INC.

                                                                                                                 Page
Part I      Financial Information                                                                              Number

            Item 1            Financial Statements (Unaudited)                                                      1

                              Condensed Consolidated Balance Sheets
                              March 31, 2005 and December 31, 2004                                                  2

                              Condensed Consolidated Statements of Operations
                              Three Months ended March 31, 2005 and 2004                                            3

                              Condensed Consolidated Statements of Cash Flows
                              Three Months ended March 31, 2005 and 2004                                            4

                              Notes to Condensed Consolidated Financial Statements                               5-15

            Item 2            Management's Discussion and Analysis of Financial Condition and Results of
                              Operations                                                                        16-22

            Item 3            Quantitative and Qualitative Disclosures about Market Risk                           23

            Item 4            Controls and Procedures                                                              23

Part II     Other Information

            Item 1            Legal Proceedings                                                                    24

            Item 6            Exhibits                                                                             24

            Signatures                                                                                             25

Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

                         Continental Global Group, Inc.

                      Condensed Consolidated Balance Sheets

                                                                         March 31            December 31
                                                                           2005                 2004
                                                                    -------------------- --------------------
                                                                        (Unaudited)           (Audited)
Assets:
Current assets:
   Cash and cash equivalents                                            $     659,063        $     887,256
   Accounts receivable, net                                                48,737,619           39,633,378
   Inventories                                                             33,008,103           28,551,137
   Deferred income taxes                                                      712,641              483,170
   Other current assets                                                     1,305,587            2,578,873
                                                                    -------------------- --------------------
Total current assets                                                       84,423,013           72,133,814

Property, plant and equipment                                              33,256,491           33,281,329
Less accumulated depreciation                                              21,346,302           21,174,697
                                                                    -------------------- --------------------
                                                                           11,910,189           12,106,632

Goodwill                                                                   13,942,990           13,980,994
Deferred financing costs                                                    1,039,804            1,169,780
Other assets                                                                  826,091              835,481
                                                                    -------------------- --------------------
                                                                        $ 112,142,087        $ 100,226,701
                                                                    ==================== ====================
Liabilities and Stockholder's Equity (Deficit):
Current liabilities:
   Notes payable                                                        $  20,461,451        $  17,220,041
   Trade accounts payable                                                  31,308,480           30,218,195
   Accrued compensation and employee benefits                               6,963,314            6,342,288
   Accrued interest on senior notes                                           590,150              295,075
   Other accrued liabilities                                               10,362,393            8,684,898
   Income taxes payable                                                     2,497,595            1,391,024
   Current maturities of long-term obligations                              9,979,992            9,454,247
                                                                    -------------------- --------------------
Total current liabilities                                                  82,163,375           73,605,768

Pension obligations                                                         1,307,550            1,232,550
Deferred income taxes                                                       3,016,729            2,971,644
Senior notes                                                               97,463,061           97,463,061
Note payable to N.E.S. Investment Company                                  10,433,973           10,208,973
Other long-term obligations, less current maturities                        4,806,603            4,931,102

Stockholder's equity (deficit):
   Common stock, $0.01 par value, authorized 5,000,000 shares,
     issued and outstanding 100 shares                                              1                    1
   Paid-in capital                                                          1,993,687            1,993,687
   Accumulated deficit                                                    (83,134,626)         (86,426,940)
   Accumulated other comprehensive loss                                    (5,908,266)          (5,753,145)
                                                                    -------------------- --------------------
                                                                          (87,049,204)         (90,186,397)
                                                                    -------------------- --------------------
                                                                        $ 112,142,087        $ 100,226,701
                                                                    ==================== ====================

See notes to condensed consolidated financial statements.

                         Continental Global Group, Inc.

                 Condensed Consolidated Statements of Operations

                                                                     Three months ended March 31
                                                                       2005                2004
                                                                ------------------- -------------------
                                                                             (Unaudited)

Net sales                                                            $ 65,054,714        $ 50,003,856
Cost of products sold                                                  52,492,226          42,275,108
                                                                ------------------- -------------------
Gross profit                                                           12,562,488           7,728,748

Operating expenses:
   Selling and engineering                                              3,687,878           3,225,927
   General and administrative                                           3,175,027           2,763,155
   Management fee                                                         309,802             109,360
   Amortization expense                                                     6,590               6,590
   Restructuring charges                                                    2,490             115,457
                                                                ------------------- -------------------
 Total operating expenses                                               7,181,787           6,220,489
                                                                ------------------- -------------------
Operating income                                                        5,380,701           1,508,259

Other expense (income):
   Interest expense, net                                                1,092,789           3,830,169
   Miscellaneous expense (income)                                          66,996            (100,181)
                                                                ------------------- -------------------
Total other expenses                                                    1,159,785           3,729,988
                                                                ------------------- -------------------
Income (loss) before income taxes                                       4,220,916          (2,221,729)
Income tax expense                                                        928,602                   -
                                                                ------------------- -------------------
Net income (loss)                                                    $  3,292,314        $ (2,221,729)
                                                                =================== ===================

See notes to condensed consolidated financial statements.

                         Continental Global Group, Inc.

                 Condensed Consolidated Statements of Cash Flows

                                                                       Three months ended March 31
                                                                         2005               2004
                                                                 ------------------ -----------------
                                                                                 (Unaudited)
Operating activities:
   Net income (loss)                                                 $ 3,292,314       $ (2,221,729)
   Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
     Provision for depreciation and amortization                         505,540            569,580
     Amortization of deferred financing costs                            129,976            129,976
     Deferred income taxes                                              (177,969)                 -
     Non-cash interest paid in-kind                                      225,000                  -
     Gain on disposal of assets                                             (528)            (3,093)
     Changes in operating assets and liabilities                      (7,570,410)           525,874
                                                                 ------------------ -----------------
Net cash used in operating activities                                 (3,596,077)          (999,392)
                                                                 ------------------ -----------------

Investing activities:
   Purchases of property, plant, and equipment                          (406,839)          (125,820)
   Proceeds from sale of property, plant, and equipment                    1,778              5,915
                                                                 ------------------ -----------------
Net cash used in investing activities                                   (405,061)          (119,905)
                                                                 ------------------ -----------------

Financing activities:
   Net increase in borrowings on notes payable                         3,415,730          1,324,459
   Proceeds from long-term obligations                                   778,100                  -
   Principal payments on long-term obligations                          (405,319)          (153,145)
                                                                 ------------------ -----------------
Net cash provided by financing activities                              3,788,511          1,171,314
Effect of exchange rate changes on cash                                  (15,566)            30,615
                                                                 ------------------ -----------------
Increase (decrease) in cash and cash equivalents                        (228,193)            82,632
Cash and cash equivalents at beginning of period                         887,256            850,727
                                                                 ------------------ -----------------

Cash and cash equivalents at end of period                           $   659,063       $    933,359
                                                                 ================== =================


See notes to condensed consolidated financial statements.

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 March 31, 2005


A.   Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes of Continental Global Group, Inc. and subsidiaries for the year ended December 31, 2004, included in the Company's Form 10-K.

Certain amounts from the prior year financial statements have been reclassified to conform to current year presentation.

The Company was not in compliance with certain covenants under its revolving credit facilities as of December 31, 2003 or the subsequent quarters through September 30, 2004, resulting in a cross default under the terms of the Company's Senior Notes. In addition, the Company failed to make its $6,600,000 semi-annual interest payment for the Senior Notes due on April 1, 2004. Following expiration of the 30-day grace period provided for in the indenture, the Senior Notes were in default and the Company received a notice of default from the Trustee for the Senior Notes. However, on April 26, 2004, the Company entered into a forbearance agreement with the holders of a majority interest ("Majority Holders") of the Senior Notes which instructed the Trustee for the Senior Notes to refrain from taking any action with respect to the default. Several times in 2004, this agreement was amended to extend the forbearance agreement until July 23, 2004.

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

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 March 31, 2005


A.   Organization and Basis of Presentation (Continued)

Several times through August 31, 2004, the Company and Bank One, N.A. entered into forbearance agreements under which Bank One agreed not to exercise its rights with respect to the defaults, including the right to demand payment, under the revolving credit facility for a stated period while the Company negotiated a restructuring of its Senior Notes. On July 12, 2004, the Company received a commitment letter from Bank One for a waiver of the covenant violations and an extension of the revolving credit facility. On October 4, 2004, the Company's wholly-owned subsidiaries, CCE and GCC entered into a Second Amended and Restated Credit Facility and Security Agreement (the "Credit Agreement") with Bank One, N.A. The Credit Agreement extends the Company's revolving credit facility with Bank One until July 31, 2006.

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

                                 March 31, 2005


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

C.   Inventories

Inventories, which consist of raw materials, manufactured and purchased parts, and work in process, are stated at the lower of cost or market. Since inventory records are maintained on a job order basis, it is not practical to segregate inventories into their major classes. The cost for approximately 65% and 64% of inventories at March 31, 2005 and December 31, 2004, respectively, is determined using the last-in, first-out (LIFO) method with the remainder determined using the first-in, first-out (FIFO) method. Had the FIFO method of inventory (which approximates replacement cost) been used to cost all inventories, inventories would have increased by approximately $5,484,000 and $5,184,000 at March 31, 2005 and December 31, 2004, respectively.

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 March 31, 2005


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

                                                    2005              2004
                                            ----------------- -----------------
Balance as of January 1                         $ 1,634,049       $ 1,275,401
Provision for warranties                            283,522           173,864
Settlements made during the period                  (77,296)          (61,765)
Effect of exchange rate changes                     (15,034)            7,885
                                            ----------------- -----------------
Balance as of March 31                          $ 1,825,241       $ 1,395,385
                                            ================= =================

E.   Restructuring Charges

The Company incurred restructuring charges of approximately $2,000 and $115,000 in the first three months of 2005 and 2004, respectively, related to changes in staffing and production requirements in its domestic operations. These charges consist primarily of severance costs associated with a reduction in personnel which occurred in 2002 and 2003. As part of this restructuring, in 2002 the Company developed a plan to discontinue the manufacturing operations in certain of its domestic facilities and merge these operations with other existing facilities. The process of merging the domestic operations began in 2003 and continued throughout 2004. As of March 31, 2005, the Company has paid approximately $604,000 of the charges incurred to date, with the majority of the remainder expected to be paid by 2008. Due to increases in the Company's domestic backlog, the Company does not expect any further consolidation at this time.

F.   Comprehensive Income (Loss)

The components of comprehensive income (loss) for the three months ended March 31 are as follows:

                                                                      2005              2004
                                                              -----------------------------------

Net income (loss)                                                 $ 3,292,314      $ (2,221,729)
Other comprehensive income (loss):
   Foreign currency translation adjustment                           (149,788)           37,077
   Change in fair value of derivative hedge, net of tax                (5,333)          (26,823)
                                                              -----------------------------------

Comprehensive income (loss)                                       $ 3,137,193      $ (2,211,475)
                                                              ===================================

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 March 31, 2005


G.   Employee Benefit Plans

The components of net periodic benefit cost for the three months ended March 31 are as follows:

                                                     2005              2004
                                             ----------------- -----------------
Service cost                                     $   53,857        $   55,386
Interest cost                                       128,347           122,237
Expected return on plan assets                     (146,479)         (127,960)
Amortization of prior service cost                   11,161            11,161
Recognized loss                                      14,898            14,933
                                             ----------------- -----------------
Net periodic benefit cost                        $   61,784        $   75,757
                                             ================= =================

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

The Company's effective income tax rate is less than the statutory rate primarily due to a favorable income tax benefit for interest payments on the New Series A and Series B Notes due 2008 which are recorded as a reduction of the outstanding indebtedness for financial reporting purposes. In addition, the Company has not recognized income tax expense in certain of its foreign subsidiaries due to the reversal of an income tax valuation allowance.

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 March 31, 2005


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

                                                    Three months ended
                                                         March 31
                                                  2005               2004
                                         --------------------------------------
                                                      (in thousands)
Net sales:
   Conveyor equipment                           $ 57,486           $ 44,368
   Manufactured housing products                   7,440              5,481
   Other                                             129                155
                                         --------------------------------------
Total net sales                                 $ 65,055           $ 50,004
                                         ======================================

Segment operating income:
   Conveyor equipment                            $ 5,717            $ 2,025
   Manufactured housing products                     350                103
   Other                                              31                 57
                                         --------------------------------------
Total segment operating income                     6,098              2,185
   Management fee                                    310                109
   Amortization expense                                7                  7
   Restructuring charges                               2                115
   Corporate expense                                 398                446
                                         --------------------------------------
Total operating income                             5,381              1,508
   Interest expense, net                           1,093              3,830
   Miscellaneous expense (income)                     67               (100)
                                         --------------------------------------
Income (loss) before income taxes                $ 4,221            $(2,222)
                                         ======================================

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 March 31, 2005


J.   Guarantor and Non-Guarantor Subsidiaries

The Company's domestic subsidiaries, Continental Conveyor & Equipment Company
(CCE) and Goodman Conveyor Company (GCC), both of which are wholly owned, are the guarantors of the New Series A and Series B Notes. The guarantees are full, unconditional, and joint and several. Separate financial statements of these guarantor subsidiaries are not presented as management has determined that they would not be material to investors. The Company's Australian, United Kingdom and South African subsidiaries are not guarantors of the New Series A and Series B Notes.

Summarized consolidating balance sheets as of March 31, 2005 and December 31, 2004 for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries are as follows (in thousands):

                                                 Combined        Combined
                                                 Guarantor     Non-Guarantor
March 31, 2005:                 The Company    Subsidiaries    Subsidiaries    Eliminations       Total
                              -------------------------------------------------------------------------------
Current assets:
   Cash and cash equivalents       $     61       $     489        $    109      $        -        $     659
   Accounts receivable, net               -          24,481          24,257               -           48,738
   Inventories                            -          25,831           7,177               -           33,008
   Deferred income taxes                 81             117             515               -              713
   Other current assets              14,121           1,890           1,306         (16,012)           1,305
                              -------------------------------------------------------------------------------
Total current assets                 14,263          52,808          33,364         (16,012)          84,423
Property, plant, and
   equipment, net                         -           5,782           6,128               -           11,910
Goodwill                                  -          10,986           2,957               -           13,943
Investment in subsidiaries           60,009          34,977               -         (94,986)               -
Deferred financing costs              1,040               -               -               -            1,040
Other assets                            300           5,694             124          (5,292)             826
                              -------------------------------------------------------------------------------
Total assets                       $ 75,612       $ 110,247        $ 42,573      $ (116,290)       $ 112,142
                              ===============================================================================
Current liabilities:
   Notes payable                   $      -       $  14,904        $  7,472      $   (1,914)       $  20,462
   Trade accounts payable                24          14,461          18,812          (1,989)          31,308
   Accrued compensation and
     employee benefits                    -           4,119           2,844               -            6,963
   Accrued interest                     590               -               -               -              590
   Other accrued liabilities          3,574           3,747           5,146          (2,105)          10,362
   Income taxes payable                   -          16,357               -         (13,859)           2,498
   Current maturities of
     long-term obligations            7,968             548           1,464               -            9,980
                              -------------------------------------------------------------------------------
Total current liabilities            12,156          54,136          35,738         (19,867)          82,163
Pension obligation                        -           1,307               -               -            1,307
Deferred income taxes                   247           1,988             782               -            3,017
Senior notes                         97,463               -               -               -           97,463
N/P to N.E.S. Investment Co.         10,434               -               -               -           10,434
Other long-term obligations               -           4,292           3,045          (2,530)           4,807
Stockholder's equity
(deficit)                           (44,688)         48,524           3,008         (93,893)         (87,049)
                              -------------------------------------------------------------------------------
Total liabilities and
   stockholder's equity
   (deficit)                       $ 75,612       $ 110,247        $ 42,573      $ (116,290)       $ 112,142
                              ===============================================================================

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 March 31, 2005


J.  Guarantor and Non-Guarantor Subsidiaries (Continued)

                                                 Combined        Combined
                                                 Guarantor     Non-Guarantor
December 31, 2004:              The Company    Subsidiaries    Subsidiaries    Eliminations       Total
                              -------------------------------------------------------------------------------
Current assets:
   Cash and cash equivalents       $     12        $    509        $    366      $        -        $     887
   Accounts receivable, net               -          16,281          23,353               -           39,634
   Inventories                            -          22,418           6,133               -           28,551
   Deferred income taxes                 81               -             519            (117)             483
   Other current assets              13,024           2,154           2,518         (15,117)           2,579
                              -------------------------------------------------------------------------------
Total current assets                 13,117          41,362          32,889         (15,234)          72,134
Property, plant, and
   equipment, net                         -           5,770           6,337               -           12,107
Goodwill                                  -          10,986           2,995               -           13,981
Investment in subsidiaries           60,009          34,977               -         (94,986)               -
Deferred financing costs              1,170               -               -               -            1,170
Other assets                            300           4,922             126          (4,513)             835
                              -------------------------------------------------------------------------------
Total assets                       $ 74,596        $ 98,017        $ 42,347      $ (114,733)       $ 100,227
                              ===============================================================================
Current liabilities:
   Notes payable                   $      -        $ 13,297        $  5,971      $   (2,048)       $  17,220
   Trade accounts payable                72           9,806          22,348          (2,008)          30,218
   Accrued compensation and
     employee benefits                  717           3,149           2,476               -            6,342
   Accrued interest                     295               -               -               -              295
   Other accrued liabilities          2,485           3,440           4,203          (1,443)           8,685
   Income taxes payable                   -          14,355               -         (12,964)           1,391
   Current maturities of
     long-term obligations            7,967             596             891               -            9,454
                              -------------------------------------------------------------------------------
Total current liabilities            11,536          44,643          35,889         (18,463)          73,605
Pension obligation                        -           1,233               -               -            1,233
Deferred income taxes                   247           1,933             792               -            2,972
Senior notes                         97,463               -               -               -           97,463
N/P to N.E.S. Investment Co.         10,209               -               -               -           10,209
Other long-term obligations               -           4,417           3,097          (2,583)           4,931
Stockholder's equity
(deficit)                           (44,859)         45,791           2,569         (93,687)         (90,186)
                              -------------------------------------------------------------------------------
Total liabilities and
   stockholder's equity
   (deficit)                       $ 74,596        $ 98,017        $ 42,347      $ (114,733)       $ 100,227
                              ===============================================================================

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 March 31, 2005


J.   Guarantor and Non-Guarantor Subsidiaries (Continued)

Summarized consolidating statements of operations for the three months ended March 31, 2005 and 2004, respectively, for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries are as follows (in thousands):

                                                         Combined       Combined
                                                         Guarantor    Non-Guarantor
                                           The Company  Subsidiaries   Subsidiaries   Eliminations     Total
                                          ------------- ------------- --------------- ------------- -------------
Three months ended March 31, 2005:
Net sales                                     $     -      $ 44,179        $ 20,876          $  -      $ 65,055
Cost of products sold                               -        34,728          17,764             -        52,492
                                          ------------- ------------- --------------- ------------- -------------
Gross profit                                        -         9,451           3,112             -        12,563
Total operating expenses                           68         4,507           2,607             -         7,182
                                          ------------- ------------- --------------- ------------- -------------
Operating income (loss)                           (68)        4,944             505             -         5,381
Interest expense, net                             650           276             167             -         1,093
Miscellaneous expense (income)                      6           111             (50)            -            67
                                          ------------- ------------- --------------- ------------- -------------
Income (loss) before income taxes                (724)        4,557             388             -         4,221
Income tax expense (benefit)                     (895)        1,824               -             -           929
                                          ------------- ------------- --------------- ------------- -------------
Net income                                    $   171      $  2,733        $    388          $  -      $  3,292
                                          ============= ============= =============== ============= =============



                                                         Combined        Combined
                                                         Guarantor    Non-Guarantor
                                           The Company  Subsidiaries   Subsidiaries   Eliminations     Total
                                          ------------- ------------- --------------- ------------- -------------
Three months ended March 31, 2004:
Net sales                                    $      -     $ 37,324         $ 12,688         $  (8)     $ 50,004
Cost of products sold                               -       30,830           11,453            (8)       42,275
                                          ------------- ------------- --------------- ------------- -------------
Gross profit                                        -        6,494            1,235             -         7,729
Total operating expenses                          353        4,570            1,298             -         6,221
                                          ------------- ------------- --------------- ------------- -------------
Operating income (loss)                          (353)       1,924              (63)            -         1,508
Interest expense, net                           3,430          272              128             -         3,830
Miscellaneous income                                -          (92)              (8)            -          (100)
                                          ------------- ------------- --------------- ------------- -------------
Income (loss) before income taxes              (3,783)       1,744             (183)            -        (2,222)
Income tax expense (benefit)                     (695)         695                -             -             -
                                          ------------- ------------- --------------- ------------- -------------
Net income (loss)                            $ (3,088)    $  1,049         $   (183)        $   -      $ (2,222)
                                          ============= ============= =============== ============= =============

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 March 31, 2005


 J.  Guarantor and Non-Guarantor Subsidiaries (Continued)

Summarized consolidating cash flow statements for the three months ended March 31, 2005 and 2004, respectively, for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries are as follows (in thousands):

                                                         Combined       Combined
                                                        Guarantor    Non-Guarantor
                                          The Company  Subsidiaries   Subsidiaries   Eliminations     Total
                                         ------------- ------------- --------------- ------------- -------------

Three months ended March 31, 2005:
Net cash provided by (used in)
   operating activities                         $ 49      $ (1,202)       $ (2,443)         $  -      $ (3,596)

Investing activities:
   Purchases of property, plant, and
    equipment                                      -          (254)           (153)            -          (407)
   Proceeds from sale of property,
     plant, and equipment                          -             1               1             -             2
                                         ------------- ------------- --------------- ------------- -------------
Net cash used in investing activities              -          (253)           (152)            -          (405)
                                         ------------- ------------- --------------- ------------- -------------

Financing activities:
   Net increase in borrowings
     on notes payable                              -         1,607           1,809             -         3,416
   Proceeds from long-term obligations             -             -             778             -           778
   Principal payments on long-term
     obligations                                   -          (172)           (233)            -          (405)
                                         ------------- ------------- --------------- ------------- -------------
Net cash provided by financing
   activities                                      -         1,435           2,354             -         3,789
Exchange rate changes on cash                      -             -             (16)            -           (16)
                                         ------------- ------------- --------------- ------------- -------------
Increase (decrease) in cash and cash
   equivalents                                    49           (20)           (257)            -          (228)
Cash and cash equivalents at beginning
   of period                                      12           509             366             -           887
                                         ------------- ------------- --------------- ------------- -------------
Cash and cash equivalents at end of
   period                                       $ 61      $    489        $    109          $  -      $    659
                                         ============= ============= =============== ============= =============

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 March 31, 2005


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
                                         ============= ============= =============== ============= =============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company's Form 10-K for the year ended December 31, 2004.

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

Results of Operations

The following table sets forth, on a comparative basis, selected income statement data as a percentage of net sales for the three months ended March 31, 2005 and 2004.

                                 Three months ended March
                                            31
                                 --------------------------
                                      2005         2004

Net sales                            100.0%       100.0%
Cost of products sold                 80.7         84.5
Gross profit                          19.3         15.5
SG&A expenses                         10.5         12.0
Management fee                         0.5          0.2
Restructuring charges                  -            0.3
Operating income                       8.3          3.0

Three months ended March 31, 2005, compared to three months ended March 31, 2004:

Net Sales
Net sales increased $15.1 million, or 30%, from $50.0 million in 2004 to $65.1 million in 2005. Net sales in the domestic operations of the Company's conveyor equipment segment increased $13.4 million due to increased sales volumes and sales price increases in all business areas of the conveyor equipment segment. During 2004, the Company received significant steel price increases from its vendors requiring the Company to increase selling prices on its products beginning in March 2004 in order to recover these increased costs. The increase in sales volume was due primarily to the improved market conditions in the coal industry creating higher demand for coal which resulted in increased capital spending by the Company's major customers in the coal industry. Net sales in the foreign operations of the Company's conveyor equipment segment decreased $0.3 million from $21.2 million in 2004 to $20.9 million in 2005. This decrease in sales is net of a $0.7 million increase due to changes in foreign currency translation rates; adjusted for variations in foreign currency translation rates, net sales in the foreign operations decreased $1.0 million. Net sales by the Australian subsidiary increased $2.0 million (after adjustments for foreign currency fluctuations) due to improved market conditions in the coal industry. Adjusted for variations in foreign currency translation rates, net sales by the United Kingdom subsidiary decreased $3.2 million due to decreased sales of engineered systems contracts, primarily to the tunneling industry, offset partially by an increase in the more profitable standard manufactured products business. Net sales by the South African subsidiary increased $0.2 million (after adjustments for foreign currency fluctuations) due to improved market conditions in the coal industry. Net sales in the Company's manufactured housing segment increased $2.0 million or 36% due to improved market conditions in the manufactured housing industry, combined with a change in the product mix with more sales of new manufactured products which have a higher selling price than refurbished products.

Gross Profit
Gross profit increased $4.9 million, or 64%, from $7.7 million in 2004 to $12.6 million in 2005. This increase in gross profit is the result of a $3.2 million increase due to increased sales volume combined with a $1.7 million increase due to improved margins. Gross profit in the domestic operations of the Company's conveyor equipment segment increased $3.8 million ($3.0 million due to increased volume and $0.8 million due to improved margins). The increased sales volumes contributed to a more efficient utilization of overhead expenses which improved the gross profit margins in the domestic conveyor equipment segment. Gross profit in the foreign operations of the Company's conveyor equipment segment increased $0.8 million, of which $0.1 million resulted from increases in foreign currency translation rates. The remaining increase in gross profit in the foreign operation was due to increases in Australia, United Kingdom and South Africa of $0.4 million, $0.2 million and $0.1 million respectively. Both operations in Australia and South Africa realized increased gross profit as a result of higher sales volume and more favorable utilization of overhead expenses. In the United Kingdom, gross profit increased due to a more favorable mixture of higher margin standard manufactured products business and more profitable engineered systems in the mining industry as opposed to less profitable engineered systems in the tunneling industry. Gross profit in the Company's manufactured housing segment increased $0.3 million due to increased sales volume and increased selling prices.

Gross profit as a percentage of net sales increased from 15.5% in 2004 to 19.3% in 2005. This increase primarily resulted from improved margins due to increased sales volume in the Company's conveyor equipment segment.

SG&A Expenses
SG&A expenses increased $0.9 million, or 15%, from $6.0 million in 2004 to $6.9 million in 2005. SG&A expenses in the domestic operations of the Company's conveyor equipment segment increased $0.6 million primarily due to increased selling expenses which resulted from increased sales. SG&A expenses in the foreign operations of the Company's conveyor equipment segment increased $0.3 million, of which $0.1 million was due to increases in foreign currency translation rates.

Operating Income
Operating income increased $3.9 million, from $1.5 million in 2004 to $5.4 million in 2005. This increase resulted from the $4.9 million increase in gross profit combined with a $0.1 million decrease in restructuring charges, partially offset by the $0.9 million increase in SG&A expenses and a $0.2 million increase in management fees.

Interest Expense, Net
Interest expense decreased $2.7 million, from $3.8 million in 2004 to $1.1 million in 2005. This decrease resulted from the reduction of interest on the Company's Senior Notes. On October 4, 2004, the Company completed a restructuring of its 11% Senior Notes due 2007 which was accounted for according to Statement of Financial Accounting Standards ("SFAS") No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings". On April 1, 2005, the Company made a $3.1 million semi-annual interest payment on the newly issued Series A and Series B Notes due 2008. All interest payments on the Series A and Series B Notes will be recorded as a reduction of outstanding indebtedness rather than interest expense. Interest expense related to the 11% Senior Notes due 2007 decreased $3.0 million from $3.3 million in 2004 to $0.3 million in 2005.

Income Tax Expense
The Company recorded income tax expense of $0.9 million in 2005 due to the increase in income and the loss of all domestic tax attributes in the fourth quarter of 2004 due to the recognition of cancellation of indebtedness income which resulted from the restructuring of the Company's Senior Notes.

The Company's effective income tax rate is less than the statutory rate primarily due to a favorable income tax benefit for interest payments on the New Series A and Series B Notes due 2008 which are recorded as a reduction of the outstanding indebtedness for financial reporting purposes. In addition, the Company has not recognized income tax expense in certain of its foreign subsidiaries due to the reversal of an income tax valuation allowance.

Net Income (Loss)
Net income (loss) increased $5.5 million, from a loss of $2.2 million in 2004 to income of $3.3 million in 2005. This increase resulted from the $3.9 million increase in operating income, combined with the $2.7 million decrease in interest expense, offset by a $0.2 million increase in miscellaneous expense (income) and a $0.9 million increase in income tax expense.

Restructuring Charges
The Company incurred restructuring charges of approximately $2,000 and $115,000 in the first three months of 2005 and 2004, respectively, related to changes in staffing and production requirements in its domestic operations. These charges consist primarily of severance costs associated with a reduction in personnel which occurred in 2002 and 2003. As part of this restructuring, in 2002 the Company developed a plan to discontinue the manufacturing operations in certain of its domestic facilities and merge these operations with other existing facilities. The process of merging the domestic operations began in 2003 and continued throughout 2004. As of March 31, 2005, the Company has paid approximately $604,000 of the charges incurred to date, with the majority of the remainder expected to be paid by 2008. Due to increases in the Company's domestic backlog, the Company does not expect any further consolidation at this time.

Backlog
Backlog at March 31, 2005 was $82.3 million, an increase of $36.7 million, or 80%, from $45.6 million at December 31, 2004. At March 31, 2005, backlog in the domestic operations of the Company's conveyor equipment segment was $56.1 million, an increase of $34.6 million from December 31, 2004, and backlog in the foreign operations of the Company's conveyor equipment segment was $26.2 million, an increase of $2.1 million from December 31, 2004. Management believes that approximately 95% of the backlog will be shipped in 2005.

Liquidity and Capital Resources

Net cash used in operating activities was $3.6 million and $1.0 million for the three months ended March 31, 2005 and 2004, respectively. Net cash used in operating activities in 2005 resulted from net income of $3.3 million, combined with non-cash expenses of $0.7 million, and offset by a net increase in operating assets and liabilities of $7.6 million. The net increase in operating assets primarily resulted from increased accounts receivable and inventory balances at the Company's domestic subsidiaries. The increase in accounts receivable resulted from increased sales in the first quarter of 2005 compared to the fourth quarter of 2004. The increase in inventory resulted from increased production to support the increased backlog in the domestic operations. Net cash used in operating activities in 2004 resulted from a net loss of $2.2 million offset by non-cash expenses of $0.7 million and a net decrease in operating assets and liabilities of $0.5 million.

Net cash used in investing activities was $0.4 million and $0.1 million for the three months ended March 31, 2005 and 2004, respectively, and represents net purchases of property, plant, and equipment for both years.

Net cash provided by financing activities was $3.8 million and $1.2 million for the three months ended March 31, 2005 and 2004, respectively. Net cash provided by financing activities in 2005 resulted from a net increase in borrowings on notes payable of $3.4 million combined with proceeds from long-term obligations of $0.8 million, partially offset by principal payments on long-term obligations of $0.4 million. Net borrowings on notes payable in the domestic subsidiaries increased $1.6 million and net borrowings on notes payable in the foreign subsidiaries increased $1.8 million. Proceeds from long-term obligations represent additional proceeds on the Australian subsidiary's term loan with National Australia Bank of 1,000,000 Australian dollars. Net cash provided by financing activities in 2004 resulted from a net increase in borrowings on notes payable of $1.3 million offset by principal payments on long-term obligations of $0.1 million.

The Company's primary capital requirements consist of capital expenditures and debt service. The Company utilizes cash on hand and its available credit facilities to satisfy these requirements. The Company anticipates that capital expenditures in 2005 will be approximately $3.0 million, which will include expenditures to improve productivity and for maintenance capital. In addition to the Company's debt service requirements for interest expense, as of March 31, 2005, the Company's domestic and foreign credit facilities had outstanding principal balances of approximately $14.9 million and $5.6 million, respectively.

The Company was not in compliance with certain covenants under its revolving credit facilities as of December 31, 2003 or the subsequent quarters through September 30, 2004, resulting in a cross default under the terms of the Company's Senior Notes. In addition, the Company failed to make its $6.6 million semi-annual interest payment for the Senior Notes due on April 1, 2004. Following expiration of the 30-day grace period provided for in the indenture, the Senior Notes were in default and the Company received a notice of default from the Trustee for the Senior Notes. However, on April 26, 2004, the Company entered into a forbearance agreement with the holders of a majority interest ("Majority Holders") of the Senior Notes which instructed the Trustee for the Senior Notes to refrain from taking any action with respect to the default. Several times in 2004, this agreement was amended to extend the forbearance agreement until July 23, 2004.

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

Several times through August 31, 2004, the Company and Bank One, N.A. entered into forbearance agreements under which Bank One agreed not to exercise its rights with respect to the defaults, including the right to demand payment, under the revolving credit facility for a stated period while the Company negotiated a restructuring of its Senior Notes. On July 12, 2004, the Company received a commitment letter from Bank One for a waiver of the covenant violations and an extension of the revolving credit facility. On October 4, 2004, the Company's wholly-owned subsidiaries, CCE and GCC entered into a Second Amended and Restated Credit Facility and Security Agreement (the "Credit Agreement") with Bank One, N.A. The Credit Agreement extends the Company's revolving credit facility with Bank One until July 31, 2006.

On October 4, 2004, the Company completed the exchange offer with respect to its outstanding 11% Senior Notes due 2007 (the "Old Notes") and entered into an Indenture by and among the Company, two of its wholly-owned subsidiaries, CCE and GCC (collectively, the "Subsidiary Guarantors") and Wells Fargo Bank, National Association, as trustee (the "Indenture"). Tenders with respect to Old Notes representing approximately $109.3 million or 91% of the $120 million of Old Notes outstanding principal amount were received by Wells Fargo Bank, N.A., which acted as depositary in the exchange offer. All Old Notes that were validly tendered were accepted for exchange. According to the terms of the exchange offer, on October 4, 2004, the Company issued approximately $59.2 million of 9% New Series A Notes due 2008 and approximately $9.1 million of 13% New Series B Notes due 2008. In addition, the Company made a cash payment as additional consideration to the Series A and Series B bondholders of approximately $14.1 million, or $15.50 for every $120 of Old Notes tendered. In October 2005, the Series A and Series B bondholders will receive cash of approximately $1.8 million, or $2.00 for every $120 of Old Notes tendered.

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

The outstanding indebtedness has been classified as short and long-term liabilities as of March 31, 2005 based upon the payment terms of the new debt. The following table summarizes the reduction in the balance of the Senior Notes based upon the payment requirements over the terms of the Series A and Series B
Notes:

Balance at March 31, 2005 of Senior Notes, including
   current portion of $7,967,604                                 $ 105,430,665
October 2005 payment as additional consideration                    (1,821,166)
Interest payments on Series A Notes, 2005-2008                     (21,307,650)
Interest payments on Series B Notes, 2005-2008                      (3,278,099)
Maturity of outstanding 11% Senior Notes due 2007                  (10,730,000)
                                                              ------------------
Maturity of Series A and Series B Notes due 2008                 $  68,293,750
                                                              ==================

At March 31, 2005, the Company had cash and cash equivalents of approximately $0.7 million and approximately $12.4 million available for use under its domestic credit facility, representing approximately $13.1 million of liquidity. With the completion of the debt exchange in October 2004, the Company has reduced its annual debt service requirements related to interest payments by approximately $4.8 million. Annual debt service on the New Series A and Series B Notes due 2008 combined with the outstanding Senior Notes due 2007 is approximately $7.3 million, a decrease of $5.9 million from $13.2 million prior to the debt exchange. In order to partially fund the cash payments as additional consideration to the Series A and Series B bondholders, the Company increased the balance of a term loan with Bank One by approximately $3.8 million and entered into a subordinated promissory note with N.E.S. Investment Company in the amount of $10 million. The annual debt service requirements for interest related to these debt instruments are approximately $0.2 million in cash and $0.9 million in kind. In October 2005, the Company will make a cash payment as additional consideration to the Series A and Series B bondholders for approximately $2 million, funded by an increase in the subordinated promissory note with N.E.S. Investment Company and increasing the annual debt service requirements by approximately $0.2 million in kind. The Company expects current financial resources, existing lines of credit, and funds from operations to be adequate to meet anticipated cash requirements.

International Operations

The Company transacts business in a number of countries throughout the world and has facilities in the United States, Australia, the United Kingdom, and South Africa. As a result, the Company is subject to business risks inherent in non-U.S. operations, including political and economic uncertainty, import and export limitations, exchange controls and currency fluctuations. The Company believes that the risks related to its foreign operations are mitigated by the relative political and economic stability of the countries in which its largest foreign operations are located. The principal foreign currencies in which the Company transacts business are the Australian dollar, the British pound sterling, and the South African rand. As the U.S. dollar strengthens and weakens against these foreign currencies, the Company's financial results will be affected. As discussed previously, the Company's net sales for the three months ended March 31, 2005 increased by approximately $0.7 million over the corresponding period in the prior year due to changes in foreign currency translation rates, primarily the strengthening of the Australian dollar and the British pound sterling against the U.S. dollar. The fluctuation of the U.S. dollar versus other currencies also resulted in foreign currency translation gains (losses) included in the accumulated other comprehensive income (loss) component of stockholder's equity (deficit) of approximately $(0.15) million and $0.04 million for the three months ended March 31, 2005 and 2004, respectively.

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

Item 4.   Controls and Procedures

As of March 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the Securities and Exchange Commission. There were no significant changes in the Company's internal controls over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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


                                    CONTINENTAL GLOBAL GROUP, INC.

                                    By:  /s/ Jimmy L. Dickinson
                                        ----------------------------
                                        Jimmy L. Dickinson

                                        Vice President and Chief Financial
                                        Officer (As duly authorized
                                        representative and as Principal
                                        Financial and Accounting Officer)

                                    CONTINENTAL CONVEYOR & EQUIPMENT COMPANY

                                    By:  /s/ Jimmy L. Dickinson
                                        ----------------------------
                                        Jimmy L. Dickinson

                                        Vice President - Finance (As duly
                                        authorized representative and as
                                        Principal Financial and Accounting
                                        Officer)

                                    GOODMAN CONVEYOR COMPANY

                                    By:  /s/ J. Mark Etchberger
                                        -----------------------------
                                        J. Mark Etchberger

                                        Controller (As duly authorized
                                        representative and as Principal
                                        Financial and Accounting Officer)


Date:  May 16, 2005

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

    10.2      Management Agreement, dated as of April 1, 1997, between
              Continental Global Group, Inc. and Nesco, Inc.                   *

    10.3      Reserved

    10.4      Reserved

    10.5      Reserved

Exhibit
Number        Description of Exhibit

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

Exhibit
Number        Description of Exhibit

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