Form 10-Q
period 2005-06-30
CONTINENTAL CONVEYOR & EQUIPMENT CO; CONTINENTAL GLOBAL GROUP INC; GOODMAN CONVEYOR CO
filed 2005-08-15
CIK 24008, 1039785, 1039786

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

             Quarterly Report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2005

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

As of July 31, 2005, there were 100 shares of the registrant's common stock outstanding.

                                      INDEX

                         CONTINENTAL GLOBAL GROUP, INC.

                                                                                                                 Page
Part I      Financial Information                                                                              Number

            Item 1            Financial Statements (Unaudited)                                                      1

                              Condensed Consolidated Balance Sheets
                              June 30, 2005 and December 31, 2004                                                   2

                              Condensed Consolidated Statements of Operations
                              Three Months and Six Months ended June 30, 2005 and 2004                              3

                              Condensed Consolidated Statements of Cash Flows
                              Six Months ended June 30, 2005 and 2004                                               4

                              Notes to Condensed Consolidated Financial Statements                               5-15

            Item 2            Management's Discussion and Analysis of Financial Condition and Results of
                              Operations                                                                        16-24

            Item 3            Quantitative and Qualitative Disclosures about Market Risk                           25

            Item 4            Controls and Procedures                                                              25

Part II     Other Information

            Item 1            Legal Proceedings                                                                    26

            Item 6            Exhibits                                                                             26

            Signatures                                                                                             27

Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

                         Continental Global Group, Inc.

                      Condensed Consolidated Balance Sheets


                                                                           June 30             December 31
                                                                             2005                  2004
                                                                    -------------------- --------------------
                                                                         (Unaudited)            (Audited)
Assets:
Current assets:
   Cash and cash equivalents                                            $     910,069        $     887,256
   Accounts receivable, net                                                51,325,606           39,633,378
   Inventories                                                             37,597,576           28,551,137
   Deferred income taxes                                                      730,399              483,170
   Other current assets                                                     1,222,485            2,578,873
                                                                    -------------------- --------------------
Total current assets                                                       91,786,135           72,133,814

Property, plant and equipment                                              33,774,281           33,281,329
Less accumulated depreciation                                              21,486,627           21,174,697
                                                                    -------------------- --------------------
                                                                           12,287,654           12,106,632

Goodwill                                                                   13,911,512           13,980,994
Deferred financing costs                                                      909,829            1,169,780
Other assets                                                                  813,177              835,481
                                                                    -------------------- --------------------
                                                                        $ 119,708,307        $ 100,226,701
                                                                    ==================== ====================
Liabilities and Stockholder's Equity (Deficit):
Current liabilities:
   Notes payable                                                        $  21,879,503        $  17,220,041
   Trade accounts payable                                                  32,988,971           30,218,195
   Accrued compensation and employee benefits                               6,976,979            6,342,288
   Accrued interest on senior notes                                           295,075              295,075
   Other accrued liabilities                                               11,071,018            8,684,898
   Income taxes payable                                                     4,644,013            1,391,024
   Current maturities of long-term obligations                              9,883,109            9,454,247
                                                                    -------------------- --------------------
Total current liabilities                                                  87,738,668           73,605,768

Pension obligations                                                         1,382,550            1,232,550
Deferred income taxes                                                       3,065,129            2,971,644
Senior notes                                                               94,389,842           97,463,061
Note payable to N.E.S. Investment Company                                  10,658,973           10,208,973
Other long-term obligations, less current maturities                        4,568,226            4,931,102

Stockholder's equity (deficit):
   Common stock, $0.01 par value, authorized 5,000,000 shares,
     issued and outstanding 100 shares                                              1                    1
   Paid-in capital                                                          1,993,687            1,993,687
   Accumulated deficit                                                    (78,009,120)         (86,426,940)
   Accumulated other comprehensive loss                                    (6,079,649)          (5,753,145)
                                                                    -------------------- --------------------
                                                                          (82,095,081)         (90,186,397)
                                                                    -------------------- --------------------
                                                                        $ 119,708,307        $ 100,226,701
                                                                    ==================== ====================

See notes to condensed consolidated financial statements.

                         Continental Global Group, Inc.

                 Condensed Consolidated Statements of Operations


                                            Three months ended June 30              Six months ended June 30
                                               2005             2004                 2005              2004
                                         ----------------------------------   -------------------------------------
                                                     (Unaudited)                            (Unaudited)

Net sales                                   $ 73,631,333     $ 67,110,319        $ 138,686,047      $ 117,114,175
Cost of products sold                         56,879,372       56,653,147          109,371,598         98,928,255
                                         ----------------------------------   -------------------------------------
Gross profit                                  16,751,961       10,457,172           29,314,449         18,185,920

Operating expenses:
   Selling and engineering                     3,961,146        3,443,933            7,649,024          6,669,860
   General and administrative                  3,134,759        2,777,769            6,309,786          5,540,924
   Management fee                                505,925          236,593              815,727            345,953
   Amortization expense                            6,590            6,590               13,180             13,180
   Restructuring charges                          39,192           58,081               41,682            173,538
                                         --------------------------------------------------------------------------
Total operating expenses                       7,647,612        6,522,966           14,829,399         12,743,455
                                         --------------------------------------------------------------------------
Operating income                               9,104,349        3,934,206           14,485,050          5,442,465

Other expense:
   Interest expense, net                       1,341,059        3,977,649            2,433,848          7,807,818
   Miscellaneous expense, net                    457,581          425,594              524,577            325,413
                                         ----------------------------------   -------------------------------------
Total other expenses                           1,798,640        4,403,243            2,958,425          8,133,231
                                         ----------------------------------   -------------------------------------
Income (loss) before income taxes              7,305,709         (469,037)          11,526,625         (2,690,766)
Income tax expense                             2,180,203                -            3,108,805                  -
                                         ----------------------------------   -------------------------------------
Net income (loss)                           $  5,125,506     $   (469,037)       $   8,417,820      $  (2,690,766)
                                         ==================================   =====================================


See notes to condensed consolidated financial statements.

                         Continental Global Group, Inc.

                 Condensed Consolidated Statements of Cash Flows


                                                                          Six months ended June 30
                                                                         2005                   2004
                                                                 ---------------------- ---------------------
                                                                                 (Unaudited)
Operating activities:
   Net income (loss)                                                    $  8,417,820           $ (2,690,766)
   Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
     Provision for depreciation and amortization                           1,013,770              1,130,651
     Amortization of deferred financing costs                                259,951                259,951
     Deferred income taxes                                                  (144,183)                     -
     Non-cash interest paid in-kind                                          450,000                      -
     Gain on disposal of assets                                              (36,171)                (3,845)
     Changes in operating assets and liabilities                         (10,550,099)               482,930
                                                                 ---------------------- ---------------------
Net cash used in operating activities                                       (588,912)              (821,079)
                                                                 ---------------------- ---------------------

Investing activities:
   Purchases of property, plant, and equipment                            (1,346,625)              (312,601)
   Proceeds from sale of property, plant, and equipment                       41,486                  6,644
                                                                 ---------------------- ---------------------
Net cash used in investing activities                                     (1,305,139)              (305,957)
                                                                 ---------------------- ---------------------

Financing activities:
   Net increase in borrowings on notes payable                             5,025,592              1,441,491
   Proceeds from long-term obligations                                       773,500                      -
   Principal payments on long-term obligations                            (3,883,133)              (318,262)
                                                                 ---------------------- ---------------------
Net cash provided by financing activities                                  1,915,959              1,123,229
Effect of exchange rate changes on cash                                          905                  2,567
                                                                 ---------------------- ---------------------
Increase (decrease) in cash and cash equivalents                              22,813                 (1,240)
Cash and cash equivalents at beginning of period                             887,256                850,727
                                                                 ---------------------- ---------------------

Cash and cash equivalents at end of period                              $    910,069           $    849,487
                                                                 ====================== =====================


See notes to condensed consolidated financial statements.

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                  June 30, 2005


A.   Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes of Continental Global Group, Inc. and subsidiaries for the year ended December 31, 2004, included in the Company's Form 10-K.

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

                                  June 30, 2005


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

According to the terms of the Indenture, the New Series A Notes will mature on October 1, 2008. Interest will accrue at the rate of 9% per annum and will be payable semiannually in arrears, in cash, on each April 1 and October 1 until maturity. Interest accrued on the New Series A Notes from April 1, 2004, as if the New Series A Notes had been issued on such date. The Company paid interest of $2,663,457 on October 4, 2004 and April 1, 2005 related to the Series A Notes. The New Series B Notes will also mature on October 1, 2008. Interest will accrue at the rate of 13% per annum and will be payable semiannually in arrears, in kind, on each April 1 and October 1 until maturity. However, the Company has the right to make interest payment on the New Series B Notes in cash at the same rate and on the same terms as the New Series A Notes. The Company has assumed the interest will be paid in cash at a rate of 9% in all calculations involving the interest payments on the Series B Notes in these condensed consolidated financial statements. Interest accrued on the New Series B Notes from April 1, 2004, as if the New Series B Notes had been issued on such date. The Company paid interest of $409,763 on October 4, 2004 and April 1, 2005 related to the Series B Notes. The New Series A and Series B Notes are jointly and severally guaranteed by the Subsidiary Guarantors and secured by substantially all of the assets of the Subsidiary Guarantors.

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                  June 30, 2005


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

C.   Inventories

Inventories, which consist of raw materials, manufactured and purchased parts, and work in process, are stated at the lower of cost or market. Since inventory records are maintained on a job order basis, it is not practical to segregate inventories into their major classes. The cost for approximately 69% and 64% of inventories at June 30, 2005 and December 31, 2004, respectively, is determined using the last-in, first-out (LIFO) method with the remainder determined using the first-in, first-out (FIFO) method. Had the FIFO method of inventory (which approximates replacement cost) been used to cost all inventories, inventories would have increased by approximately $5,934,000 and $5,184,000 at June 30, 2005 and December 31, 2004, respectively.

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                  June 30, 2005


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

                                                  2005              2004
                                            ----------------- -----------------
Balance as of January 1                         $ 1,634,049       $ 1,275,401
Provision for warranties                            774,230           418,484
Settlements made during the period                 (478,893)         (296,946)
Effect of exchange rate changes                     (32,220)          (16,918)
                                            ----------------- -----------------
Balance as of June 30                           $ 1,897,166       $ 1,380,021
                                            ================= =================

E.   Restructuring Charges

The Company incurred restructuring charges of approximately $42,000 and $174,000 in the first six months of 2005 and 2004, respectively, related to changes in staffing and production requirements in its domestic operations. These charges consist primarily of severance costs associated with a reduction in personnel which occurred in 2002 and 2003. As part of this restructuring, in 2002 the Company developed a plan to discontinue the manufacturing operations in certain of its domestic facilities and merge these operations with other existing facilities. The process of merging the domestic operations began in 2003 and continued throughout 2004. As of June 30, 2005, the Company has paid approximately $680,000 of the charges incurred to date, with the majority of the remainder expected to be paid by 2008. Due to increases in the Company's domestic backlog, the Company does not expect any further consolidation at this time.

F.   Comprehensive Income (Loss)

The components of comprehensive income (loss) for the three months and six months ended June 30 are as follows:

                                             Three months ended June 30            Six months ended June 30
                                                2005             2004               2005             2004
                                          ----------------------------------   ---------------------------------

Net income (loss)                             $ 5,125,506     $   (469,037)       $ 8,417,820    $ (2,690,766)
Other comprehensive income (loss):
   Foreign currency translation
     adjustment                                  (170,827)        (418,822)          (320,615)       (381,745)
   Change in fair value of derivative
     hedge, net of tax                               (556)        (231,552)            (5,889)       (258,375)
                                          ----------------------------------   ---------------------------------

Comprehensive income (loss)                   $ 4,954,123     $ (1,119,411)       $ 8,091,316    $ (3,330,886)
                                          ==================================   =================================

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                  June 30, 2005


G.   Employee Benefit Plans

The components of net periodic benefit cost for the three months and six months ended June 30 are as follows:

                                                  Three months ended June 30        Six months ended June 30
                                                     2005            2004             2005            2004
                                              --------------- --------------- --------------- ---------------
Service cost                                      $  53,857       $  55,386       $ 107,714       $ 110,772
Interest cost                                       128,347         122,237         256,694         244,474
Expected return on plan assets                     (146,479)       (127,960)       (292,958)       (255,920)
Amortization of prior service cost                   11,161          11,161          22,322          22,322
Recognized loss                                      14,898          14,933          29,796          29,866
                                              --------------- --------------- --------------- ---------------
Net periodic benefit cost                         $  61,784       $  75,757       $ 123,568       $ 151,514
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

                                  June 30, 2005


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

                                                   Three months ended June 30        Six months ended June 30
                                                      2005            2004             2005             2004
                                                -------------------------------------------------------------------
                                                         (in thousands)                   (in thousands)
Net sales:
   Conveyor equipment                                 $ 65,766         $ 60,385       $ 123,252        $ 104,753
   Manufactured housing products                         7,701            6,547          15,140           12,028
   Other                                                   164              178             294              333
                                                -------------------------------------------------------------------
Total net sales                                       $ 73,631         $ 67,110       $ 138,686        $ 117,114
                                                ===================================================================

Segment operating income:
   Conveyor equipment                                  $ 9,599          $ 4,376        $ 15,317          $ 6,401
   Manufactured housing products                           403              225             753              329
   Other                                                    37               54              67              110
                                                -------------------------------------------------------------------
Total segment operating income                          10,039            4,655          16,137            6,840
   Management fee                                          506              237             816              346
   Amortization expense                                      7                7              13               13
   Restructuring charges                                    39               58              42              174
   Corporate expense                                       383              419             781              865
                                                -------------------------------------------------------------------
Total operating income                                   9,104            3,934          14,485            5,442
   Interest expense, net                                 1,341            3,978           2,434            7,808
   Miscellaneous expense, net                              457              425             524              325
                                                -------------------------------------------------------------------
Income (loss) before income taxes                      $ 7,306          $  (469)       $ 11,527          $(2,691)
                                                ===================================================================

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                  June 30, 2005


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

Summarized consolidating balance sheets as of June 30, 2005 and December 31, 2004 for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries are as follows (in thousands):

                                                 Combined        Combined
                                                 Guarantor     Non-Guarantor
June 30, 2005:                  The Company    Subsidiaries    Subsidiaries    Eliminations           Total
                              -------------------------------------------------------------------------------
Current assets:
   Cash and cash equivalents      $     182      $      639       $      89     $         -        $     910
   Accounts receivable, net               -          26,865          24,461               -           51,326
   Inventories                            -          30,692           6,905               -           37,597
   Deferred income taxes                 81             139             510               -              730
   Other current assets              14,988           2,032           1,304         (17,101)           1,223
                              -------------------------------------------------------------------------------
Total current assets                 15,251          60,367          33,269         (17,101)          91,786
Property, plant, and
   equipment, net                         -           6,410           5,878               -           12,288
Goodwill                                  -          10,986           2,925               -           13,911
Investment in subsidiaries           60,009          34,977               -         (94,986)               -
Deferred financing costs                910               -               -               -              910
Other assets                            300           5,777             123          (5,387)             813
                              -------------------------------------------------------------------------------
Total assets                      $  76,470      $  118,517       $  42,195     $  (117,474)       $ 119,708
                              ===============================================================================
Current liabilities:
   Notes payable                  $       -      $   16,850       $   6,870     $    (1,840)       $  21,880
   Trade accounts payable                50          16,358          18,554          (1,973)          32,989
   Accrued compensation and
     employee benefits                    -           4,192           2,785               -            6,977
   Accrued interest                     295               -               -               -              295
   Other accrued liabilities          4,179           3,867           5,229          (2,204)          11,071
   Income taxes payable                   -          19,595               -         (14,951)           4,644
   Current maturities of
     long-term obligations            7,967             500           1,416               -            9,883
                              -------------------------------------------------------------------------------
Total current liabilities            12,491          61,362          34,854         (20,968)          87,739
Pension obligation                        -           1,382               -               -            1,382
Deferred income taxes                   247           2,045             773               -            3,065
Senior notes                         94,390               -               -               -           94,390
N/P to N.E.S. Investment Co.         10,659               -               -               -           10,659
Other long-term obligations               -           4,167           2,859          (2,458)           4,568
Stockholder's equity
  (deficit)                         (41,317)         49,561           3,709         (94,048)         (82,095)
                              -------------------------------------------------------------------------------
Total liabilities and
   stockholder's equity
   (deficit)                      $  76,470      $  118,517       $  42,195     $  (117,474)       $ 119,708
                              ===============================================================================

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                  June 30, 2005


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

                                  June 30, 2005


J.   Guarantor and Non-Guarantor Subsidiaries (Continued)

Summarized consolidating statements of operations for the three months and six months ended June 30, 2005 and 2004, respectively, for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries are as follows (in thousands):


                                                         Combined       Combined
                                                         Guarantor    Non-Guarantor
                                           The Company  Subsidiaries   Subsidiaries   Eliminations     Total
                                          ------------- ------------- --------------- ------------- -------------
Three months ended  June 30, 2005:
Net sales                                   $       -      $ 51,827        $ 21,804          $  -      $ 73,631
Cost of products sold                               -        38,702          18,177             -        56,879
                                          ------------- ------------- --------------- ------------- -------------
Gross profit                                        -        13,125           3,627             -        16,752
Total operating expenses                          729         4,221           2,698             -         7,648
                                          ------------- ------------- --------------- ------------- -------------
Operating income (loss)                          (729)        8,904             929             -         9,104
Interest expense, net                             650           465             226             -         1,341
Miscellaneous expense, net                          5           466             (14)            -           457
                                          ------------- ------------- --------------- ------------- -------------
Income (loss) before income taxes              (1,384)        7,973             717             -         7,306
Income tax expense (benefit)                   (1,092)        3,272               -             -         2,180
                                          ------------- ------------- --------------- ------------- -------------
Net income (loss)                           $    (292)     $  4,701        $    717          $  -      $  5,126
                                          ============= ============= =============== ============= =============


                                                         Combined       Combined
                                                         Guarantor    Non-Guarantor
                                           The Company  Subsidiaries   Subsidiaries   Eliminations     Total
                                          ------------- ------------- --------------- ------------- -------------
Three months ended  June 30, 2004:
Net sales                                    $      -     $ 56,240         $ 10,870          $  -     $ 67,110
Cost of products sold                               -       46,908            9,745             -       56,653
                                          ------------- ------------- --------------- ------------- -------------
Gross profit                                        -        9,332            1,125             -       10,457
Total operating expenses                          453        4,795            1,275             -        6,523
                                          ------------- ------------- --------------- ------------- -------------
Operating income (loss)                          (453)       4,537             (150)            -        3,934
Interest expense, net                           3,430          386              162             -        3,978
Miscellaneous expense, net                        462          (30)              (7)            -          425
                                          ------------- ------------- --------------- ------------- -------------
Income (loss) before income taxes              (4,345)       4,181             (305)            -         (469)
Income tax expense (benefit)                     (912)         912                -             -            -
                                          ------------- ------------- --------------- ------------- -------------
Net income (loss)                            $ (3,433)    $  3,269         $   (305)         $  -     $   (469)
                                          ============= ============= =============== ============= =============


                                                         Combined        Combined
                                                         Guarantor    Non-Guarantor
                                           The Company  Subsidiaries   Subsidiaries   Eliminations     Total
                                          ------------- ------------- --------------- ------------- -------------
Six months ended  June 30, 2005:
Net sales                                    $      -     $ 96,006         $ 42,680          $  -     $ 138,686
Cost of products sold                               -       73,431           35,941             -       109,372
                                          ------------- ------------- --------------- ------------- -------------
Gross profit                                        -       22,575            6,739             -        29,314
Total operating expenses                          797        8,727            5,305             -        14,829
                                          ------------- ------------- --------------- ------------- -------------
Operating income (loss)                          (797)      13,848            1,434             -        14,485
Interest expense, net                           1,300          741              393             -         2,434
Miscellaneous expense, net                         11          577              (64)            -           524
                                          ------------- ------------- --------------- ------------- -------------
Income (loss) before income taxes              (2,108)      12,530            1,105             -        11,527
Income tax expense (benefit)                   (1,987)       5,096                -             -         3,109
                                          ------------- ------------- --------------- ------------- -------------
Net income (loss)                            $   (121)    $  7,434         $  1,105          $  -     $   8,418
                                          ============= ============= =============== ============= =============

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                  June 30, 2005


J.   Guarantor and Non-Guarantor Subsidiaries (Continued)


                                                         Combined        Combined
                                                         Guarantor    Non-Guarantor
                                           The Company  Subsidiaries   Subsidiaries   Eliminations     Total
                                          ------------- ------------- --------------- ------------- -------------
Six months ended  June 30, 2004:
Net sales                                    $      -     $ 93,564         $ 23,558          $ (8)    $ 117,114
Cost of products sold                               -       77,738           21,198            (8)       98,928
                                          ------------- ------------- --------------- ------------- -------------
Gross profit                                        -       15,826            2,360             -        18,186
Total operating expenses                          806        9,365            2,573             -        12,744
                                          ------------- ------------- --------------- ------------- -------------
Operating income (loss)                          (806)       6,461             (213)            -         5,442
Interest expense, net                           6,860          658              290             -         7,808
Miscellaneous expense (income)                    462         (122)             (15)            -           325
                                          ------------- ------------- --------------- ------------- -------------
Income (loss) before income taxes              (8,128)       5,925             (488)            -        (2,691)
Income tax expense (benefit)                   (1,607)       1,607                -             -             -
                                          ------------- ------------- --------------- ------------- -------------
Net income (loss)                            $ (6,521)    $  4,318         $   (488)         $  -     $  (2,691)
                                          ============= ============= =============== ============= =============

Summarized consolidating cash flow statements for the six months ended June 30, 2005 and 2004, respectively, for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries are as follows (in thousands):

                                                         Combined        Combined
                                                         Guarantor    Non-Guarantor
                                          The Company   Subsidiaries   Subsidiaries   Eliminations     Total
                                         ------------- ------------- --------------- ------------- -------------

Six months ended June 30, 2005:
Net cash provided by (used in)
   operating activities                      $  (420)      $ 1,666        $ (1,828)         $ (7)      $  (589)

Investing activities:
   Purchases of property, plant, and
    equipment                                      -        (1,116)           (230)            -        (1,346)
   Proceeds from sale of property,
     plant, and equipment                          -            36               5             -            41
                                         ------------- ------------- --------------- ------------- -------------
Net cash used in investing activities              -        (1,080)           (225)            -        (1,305)
                                         ------------- ------------- --------------- ------------- -------------

Financing activities:
   Net increase in borrowings on notes
     payable                                       -         3,553           1,473             -         5,026
   Proceeds from long-term obligations             -             -             773             -           773
   Principal payments on long-term
     obligations                              (3,073)         (346)           (464)            -        (3,883)
   Distributions                               3,663        (3,663)              -             -             -
                                         ------------- ------------- --------------- ------------- -------------
Net cash provided by (used in)
   financing activities                          590          (456)          1,782             -         1,916
Exchange rate changes on cash                      -             -              (6)            7             1
                                         ------------- ------------- --------------- ------------- -------------
Increase (decrease) in cash and cash
   equivalents                                   170           130            (277)            -            23
Cash and cash equivalents at beginning
   of period                                      12           509             366             -           887
                                         ------------- ------------- --------------- ------------- -------------
Cash and cash equivalents at end of
   period                                    $   182       $   639        $     89          $  -       $   910
                                         ============= ============= =============== ============= =============

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                  June 30, 2005


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

Results of Operations

The following table sets forth, on a comparative basis, selected income statement data as a percentage of net sales for the three months and six months ended June 30, 2005 and 2004.

                                  Three months ended        Six months ended
                                      June 30                    June 30
                             -------------------------  ------------------------
                                 2005        2004            2005         2004

Net sales                       100.0%      100.0%          100.0%       100.0%
Cost of products sold            77.2        84.4            78.9         84.5
Gross profit                     22.8        15.6            21.1         15.5
SG&A expenses                     9.6         9.3            10.1         10.4
Management fee                    0.7         0.3             0.6          0.3
Restructuring charges             0.1         0.1             -            0.1
Operating income                 12.4         5.9            10.4          4.7

Three months ended June 30, 2005, compared to three months ended June 30, 2004:

Net Sales
Net sales for the quarter increased $6.5 million, or 10%, from $67.1 million in 2004 to $73.6 million in 2005. Net sales in the domestic operations of the Company's conveyor equipment segment increased $14.8 million due to increased sales volumes and increased sales prices in all business areas of the conveyor equipment segment. The increase in sales volume was due primarily to improved market conditions in the coal industry, which created higher demand for coal and resulted in increased capital spending by the Company's major customers in the coal industry. During 2004, the Company received significant steel price increases from its vendors requiring the Company to increase selling prices on its products beginning in March 2004 in order to recover these increased costs. Steel prices have been basically flat in 2005; however, sales prices in the second quarter of 2005 were higher than sales prices in the second quarter of 2004 due to the steady increases that occurred in the last six months of 2004. Net sales in the foreign operations of the Company's conveyor equipment segment decreased $9.4 million; this decrease would have been $10.4 million had foreign currency translation rates held constant. Adjusted for foreign currency fluctuations, net sales by the Company's Australian subsidiary decreased $10.2 million due to significant shipments on a major contract in May and June of 2004 which significantly elevated net sales in the second quarter of 2004. Net sales by the Company's United Kingdom subsidiary decreased $1.6 million, adjusted for foreign currency fluctuations, due to decreased engineered systems sales. Net sales by the South African subsidiary increased $1.4 million (after adjustments for foreign currency fluctuations) as a result of improved market conditions in the coal industry. Net sales in the Company's manufactured housing segment increased $1.1 million, or 18%, due primarily to a change in the product mix with more sales of new manufactured products which have a higher selling price than refurbished products. Based upon the Manufactured Housing Institute's economic report for June 2005, shipments of manufactured homes for the three months ended June 30, 2005 decreased 0.3% from the same period in 2004.

Gross Profit
Gross profit for the quarter increased $6.3 million, or 60%, from $10.5 million in 2004 to $16.8 million in 2005. Gross profit in the domestic operations of the conveyor equipment segment increased $6.7 million. This increase was primarily due to the increase in sales volume which contributed to a more efficient utilization of overhead expenses and improved the gross profit margins. Gross profit in the foreign operations of the conveyor equipment segment decreased $0.6 million. This decrease is net of a $0.1 million increase due to changes in foreign currency translation rates; adjusted for variations in foreign currency translation rates, gross profit in the foreign operations of decreased $0.7 million. Adjusted for foreign exchange variations, gross profit at the Australian subsidiary decreased $1.5 million due to the decrease in sales. Gross profit at the United Kingdom and South African subsidiaries increased $0.4 million each (after foreign exchange adjustments). The increase in the United Kingdom resulted from higher margins due to improved production methods and lower materials costs combined with a change in the product mixture with decreased engineered systems sales which have lower margins than sales of standard manufactured products. The increase in South Africa was due to increased sales. Gross profit in the manufactured housing segment increased $0.2 million due to increased selling prices.

Gross profit as a percentage of net sales increased from 15.6% in 2004 to 22.8% in 2005. This is primarily the result of the improved overhead utilization in the domestic conveyor equipment operations, higher margins in the United Kingdom subsidiary, and increased volume in the South African subsidiary.

SG&A Expenses
SG&A expenses for the quarter increased $0.9 million, or 14%, from $6.2 million in 2004 to $7.1 million in 2005. SG&A expenses in the domestic operations of the Company's conveyor equipment segment increased $0.6 million as a result of increased sales commissions, professional fees, and employee expenses. SG&A expenses in the foreign operations of the conveyor equipment segment increased $0.3 million, of which $0.1 million was caused by increased foreign currency translation rates.

Operating Income
Operating income for the quarter increased $5.2 million, from $3.9 million in 2004 to $9.1 million in 2005. This increase resulted from the $6.3 million increase in gross profit, partially offset by the $0.9 million increase in SG&A expenses and a $0.2 million increase in management fees.

Interest Expense, Net
Interest expense for the quarter decreased $2.6 million, from $3.9 million in 2004 to $1.3 million in 2005. This decrease resulted from the reduction of interest on the Company's Senior Notes. On October 4, 2004, the Company completed a restructuring of its 11% Senior Notes due 2007 which was accounted for according to Statement of Financial Accounting Standards ("SFAS") No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings". On April 1, 2005, the Company made a $3.1 million semi-annual interest payment on the newly issued Series A and Series B Notes due 2008 which was recorded as a reduction of outstanding indebtedness rather than interest expense. Interest expense related to the 11% Senior Notes due 2007 decreased $3.0 million from $3.3 million in 2004 to $0.3 million in 2005.

Income Tax Expense
The Company recorded income tax expense of $2.2 million in the second quarter of 2005 due to the increase in income and the loss of all domestic tax attributes in the fourth quarter of 2004 due to the recognition of cancellation of indebtedness income which resulted from the restructuring of the Company's Senior Notes.

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

Net Income (Loss)
Net income (loss) for the quarter increased $5.6 million, from a loss of $0.5 million in 2004 to income of $5.1 million in 2005. This increase resulted from the $5.2 million increase in operating income combined with the $2.6 million decrease in interest expense, partially offset by the $2.2 million increase in income tax expense.

Six months ended June 30, 2005, compared to six months ended June 30, 2004:

Net Sales
Net sales for the six-month period increased $21.6 million, or 18%, from $117.1 million in 2004 to $138.7 million in 2005. Net sales in the domestic operations of the Company's conveyor equipment segment increased $28.2 million due to increased sales volumes and increased sales prices in all business areas of the conveyor equipment segment. The increase in sales volume was due primarily to improved market conditions in the coal industry, which created higher demand for coal and resulted in increased capital spending by the Company's major customers in the coal industry. During 2004, the Company received significant steel price increases from its vendors requiring the Company to increase selling prices on its products beginning in March 2004 in order to recover these increased costs. Steel prices have not changed significantly in 2005 from the end of 2004. However, sales prices in the first six months of 2005 were higher than sales prices in the first six months of 2004 due to the steady increases that occurred throughout 2004. Net sales in the foreign operations of the conveyor equipment segment decreased $9.7 million. This decrease is net of a $1.7 million increase due to changes in foreign currency translation rates; adjusted for variations in foreign currency translation rates, net sales in the foreign operations decreased $11.4 million. After adjustments for foreign currency fluctuations, net sales by the Australian and United Kingdom subsidiaries decreased $8.2 million and $4.7 million, respectively, while net sales by the South African subsidiary increased $1.5 million. The decrease in Australia resulted from significant shipments on a major contract in May and June of 2004 which did not recur in 2005. The decrease in the United Kingdom resulted from decreased sales of engineered systems contracts, primarily to the tunneling industry. The increase in South Africa was due to improved market conditions in the coal industry. Net sales in the Company's manufactured housing segment increased $3.1 million, or 26%, primarily due to a change in the product mix with more sales of new manufactured products which have a higher selling price than refurbished products. Based upon the Manufactured Housing Institute's economic report for

June 2005, shipments of manufactured homes for the six months ended June 30, 2005 increased 3.2% from the same period in 2004.

Gross Profit
Gross profit for the six-month period increased $11.1 million, or 61%, from $18.2 million in 2004 to $29.3 million in 2005. This increase in gross profit is the result of a $4.8 million increase due to increased sales volume combined with a $6.3 million increase due to improved margins. Gross profit in the domestic operations of the conveyor equipment segment increased $10.4 million. This increase was primarily due to increased sales volume which contributed to a more efficient utilization of overhead expenses and improved gross profit margins. Gross profit in the foreign operations increased $0.2 million which was the impact of foreign currency translation rates. Adjusted for foreign currency variations, gross profit in the foreign operations was the same as in 2004, but consisted of a $1.0 million decrease in Australia offset by increases in the United Kingdom and South Africa of $0.6 million and $0.4 million, respectively. The decrease in Australia resulted from the lower sales volume. The increase in the United Kingdom resulted from higher margins due to improved production methods and lower materials costs. In addition, there was also a change in the product mixture in the United Kingdom with decreased engineered systems sales (which have lower margins than sales of standard manufactured products) and more profitable engineered systems in the mining industry as opposed to less profitable engineered systems in the tunneling industry. The increase in South Africa resulted from the increase in sales. Gross profit in the manufactured housing segment increased $0.5 million due to increased sales volume and increased selling prices.

Gross profit as a percentage of net sales increased from 15.5% in 2004 to 21.1% in 2005. This increase primarily resulted from the increased sales volume and improved overhead utilization in the domestic conveyor equipment operations and the improved margins in the United Kingdom.

SG&A Expenses
SG&A expenses for the six-month period increased $1.7 million, or 14%, from $12.2 million in 2004 to $13.9 million in 2005. SG&A expenses in the domestic operations of the Company's conveyor equipment segment increased $1.2 million due to increased selling expenses which resulted from higher net sales and increased administrative expenses due to higher employee expenses and professional fees. SG&A expenses in the foreign operations of the conveyor equipment segment increased $0.6 million, of which $0.2 million resulted from increases in foreign currency translation rates. The remaining increase of $0.4 million is primarily attributable to increased administrative expenses at the Australian subsidiary due to increased legal and professional expenses and increased selling expenses at the South African subsidiary as a result of higher net sales. Corporate SG&A expenses decreased $0.1 million due primarily to reduced personnel expenses.

Operating Income
Operating income for the six-month period increased $9.0 million, from $5.5 million in 2004 to $14.5 million in 2005. This increase resulted from the $11.1 million increase in gross profit and a $0.1 million decrease in restructuring charges, partially offset by the $1.7 million increase in SG&A expenses and a $0.5 million increase in management fees.

Interest Expense, Net
Interest expense for the six-month period decreased $5.4 million, from $7.8 million in 2004 to $2.4 million in 2005. This decrease resulted from the reduction of interest on the Company's Senior Notes. On October 4, 2004, the Company completed a restructuring of its 11% Senior Notes due 2007 which was accounted for according to Statement of Financial Accounting Standards ("SFAS") No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings". On April 1, 2005, the Company made a $3.1 million semi-annual interest payment on the newly issued Series A and Series B Notes due 2008 which was recorded as a reduction of outstanding indebtedness rather than interest expense. Interest expense related to the 11% Senior Notes due 2007 decreased $6.0 million from $6.6 million in 2004 to $0.6 million in 2005.

Income Tax Expense
The Company recorded income tax expense of $3.1 million in the first six months of 2005 due to the increase in income and the loss of all domestic tax attributes in the fourth quarter of 2004 due to the recognition of cancellation of indebtedness income which resulted from the restructuring of the Company's Senior Notes.

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

Net Income (Loss)
Net income (loss) for the six-month period increased $11.1 million from a loss of $2.7 million in 2004 to income of $8.4 in 2005. This increase resulted from the $9.0 million increase in operating income, combined with the $5.4 million decrease in interest expense and partially offset by a $0.2 million increase in miscellaneous expenses and the $3.1 million increase in income tax expense.

Restructuring Charges
The Company incurred restructuring charges of approximately $42,000 and $174,000 in the first six months of 2005 and 2004, respectively, related to changes in staffing and production requirements in its domestic operations. These charges consist primarily of severance costs associated with a reduction in personnel which occurred in 2002 and 2003. As part of this restructuring, in 2002 the Company developed a plan to discontinue the manufacturing operations in certain of its domestic facilities and merge these operations with other existing facilities. The process of merging the domestic operations began in 2003 and continued throughout 2004. As of June 30, 2005, the Company has paid approximately $680,000 of the charges incurred to date, with the majority of the remainder expected to be paid by 2008. Due to increases in the Company's domestic backlog, the Company does not expect any further consolidation at this time.

Backlog
Backlog at June 30, 2005 was $101.6 million, an increase of $56.0 million, or 123%, from $45.6 million at December 31, 2004 and an increase of $19.3 million, or 23%, from $82.3 million at March 31, 2005. At June 30, 2005, backlog in the domestic operations of the Company's conveyor equipment segment was $75.2 million, an increase of $19.1 million from March 31, 2005, and backlog in the foreign operations of the Company's conveyor equipment segment was $26.4 million, an increase of $0.2 million from March 31, 2005. Management believes that approximately 90% of the backlog will be shipped in 2005.

Liquidity and Capital Resources

Net cash used in operating activities was $0.6 million and $0.8 million for the six months ended June 30, 2005 and 2004, respectively. Net cash used in operating activities in 2005 resulted from net income of $8.7 million, combined with non-cash expenses of $1.5 million, and offset by a net increase in operating assets and liabilities of $10.8 million. The net increase in operating assets primarily resulted from increased accounts receivable and inventory balances at the Company's domestic subsidiaries. The increase in accounts receivable resulted from increased sales in 2005 compared to the fourth quarter of 2004. The increase in inventory resulted from increased production to support the increased backlog in the domestic operations. Net cash used in operating activities in 2004 resulted from a net loss of $2.7 million offset by non-cash expenses of $1.4 million and a net decrease in operating assets and liabilities of $0.5 million.

Net cash used in investing activities was $1.3 million and $0.3 million for the six months ended June 30, 2005 and 2004, respectively, and represents net purchases of property, plant, and equipment for both years.

Net cash provided by financing activities was $1.9 million and $1.1 million for the six months ended June 30, 2005 and 2004, respectively. Net cash provided by financing activities in 2005 resulted from a net increase in borrowings on notes payable of $5.0 million combined with proceeds from long-term obligations of $0.8 million, partially offset by principal payments on long-term obligations of $3.9 million. Net borrowings on notes payable in the domestic subsidiaries increased $3.5 million and net borrowings on notes payable in the foreign subsidiaries increased $1.5 million. Proceeds from long-term obligations represent additional proceeds on the Australian subsidiary's term loan with National Australia Bank of 1,000,000 Australian dollars. Principal payments on long-term obligations include the April 1, 2005 $3.1 million interest payment on the Company's New Series A and Series B Senior Notes, which, as described below, was recorded as a reduction in the balance of outstanding indebtedness. Net cash provided by financing activities in 2004 resulted from a net increase in borrowings on notes payable of $1.4 million offset by principal payments on long-term obligations of $0.3 million.

The Company's primary capital requirements consist of capital expenditures and debt service. The Company utilizes cash on hand and its available credit facilities to satisfy these requirements. The Company anticipates that capital expenditures in 2005 will be approximately $3.0 million, which will include expenditures to improve productivity and for maintenance capital. In addition to the Company's debt service requirements for interest expense, as of June 30, 2005, the Company's domestic and foreign credit facilities had outstanding principal balances of approximately $16.9 million and $5.0 million, respectively.

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

According to the terms of the Indenture, the New Series A Notes will mature on October 1, 2008. Interest will accrue at the rate of 9% per annum and will be payable semiannually in arrears, in cash, on each April 1 and October 1 until maturity. Interest accrued on the New Series A Notes from April 1, 2004, as if the New Series A Notes had been issued on such date. The Company paid interest of approximately $2.7 million on October 4, 2004 and April 1, 2005 related to the Series A Notes. The New Series B Notes will also mature on October 1, 2008. Interest will accrue at the rate of 13% per annum and will be payable semiannually in arrears, in kind, on each April 1 and October 1 until maturity. However, the Company has the right to make interest payment on the New Series B Notes in cash at the same rate and on the same terms as the New Series A Notes. The Company has assumed the interest will be paid in cash at a rate of 9% in all calculations involving the interest payments on the Series B Notes in these condensed consolidated financial statements. Interest accrued on the New Series B Notes from April 1, 2004, as if the New Series B Notes had been issued on such date. The Company paid interest of approximately $0.4 million on October 4, 2004 and April 1, 2005 related to the Series B Notes. The New Series A and Series B Notes are jointly and severally guaranteed by the Subsidiary Guarantors and secured by substantially all of the assets of the Subsidiary Guarantors.

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

The outstanding indebtedness has been classified as short and long-term liabilities as of June 30, 2005 based upon the payment terms of the new debt. The following table summarizes the reduction in the balance of the Senior Notes based upon the payment requirements over the terms of the Series A and Series B
Notes:

Balance at June 30, 2005 of Senior Notes, including current
   portion of $7,967,604                                        $ 102,357,446
October 2005 payment as additional consideration                   (1,821,166)
Interest payments on Series A Notes, 2005-2008                    (18,644,193)
Interest payments on Series B Notes, 2005-2008                     (2,868,337)
Maturity of outstanding 11% Senior Notes due 2007                 (10,730,000)
                                                            -------------------
Maturity of Series A and Series B Notes due 2008                $  68,293,750
                                                            ====================

At June 30, 2005, the Company had cash and cash equivalents of approximately $0.9 million and approximately $9.8 million available for use under its domestic credit facility, representing approximately $10.7 million of liquidity. With the completion of the debt exchange in October 2004, the Company has reduced its annual debt service requirements related to interest payments by approximately $4.8 million. Annual debt service on the New Series A and Series B Notes due 2008 combined with the outstanding Senior Notes due 2007 is approximately $7.3 million, a decrease of $5.9 million from $13.2 million prior to the debt exchange. In order to partially fund the cash payments as additional consideration to the Series A and Series B bondholders, the Company increased the balance of a term loan with Bank One by approximately $3.8 million and entered into a subordinated promissory note with N.E.S. Investment Company in the amount of $10 million. The annual debt service requirements for interest related to these debt instruments are approximately $0.2 million in cash and $0.9 million in kind. In October 2005, the Company will make a cash payment as additional consideration to the Series A and Series B bondholders for approximately $1.8 million, funded by an increase in the subordinated promissory note with N.E.S. Investment Company and increasing the annual debt service requirements by approximately $0.2 million in kind. The Company expects current financial resources, existing lines of credit, and funds from operations to be adequate to meet anticipated cash requirements.

International Operations

The Company transacts business in a number of countries throughout the world and has facilities in the United States, Australia, the United Kingdom, and South Africa. As a result, the Company is subject to business risks inherent in non-U.S. operations, including political and economic uncertainty, import and export limitations, exchange controls and currency fluctuations. The Company believes that the risks related to its foreign operations are mitigated by the relative political and economic stability of the countries in which its largest foreign operations are located. The principal foreign currencies in which the Company transacts business are the Australian dollar, the British pound sterling, and the South African rand. As the U.S. dollar strengthens and weakens against these foreign currencies, the Company's financial results will be affected. As discussed previously, the Company's net sales for the six months ended June 30, 2005 increased by approximately $1.7 million over the corresponding period in the prior year due to changes in foreign currency translation rates, primarily the strengthening of the Australian dollar and the British pound sterling against the U.S. dollar. The fluctuation of the U.S. dollar versus other currencies also resulted in foreign currency translation losses included in the accumulated other comprehensive income (loss) component of stockholder's equity (deficit) of approximately $0.3 million and $0.4 million for the six months ended June 30, 2005 and 2004, respectively.

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

Item 4.    Controls and Procedures

As of June 30, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the Securities and Exchange Commission. There were no significant changes in the Company's internal controls over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                        Vice President and Chief Financial
                                        Officer (As duly authorized
                                        representative and as Principal
                                        Financial and Accounting Officer)

                                    CONTINENTAL CONVEYOR & EQUIPMENT COMPANY

                                    By:  /s/ Jimmy L. Dickinson
                                        ----------------------------
                                        Jimmy L. Dickinson

                                        Vice President - Finance (As duly
                                        authorized representative and as
                                        Principal Financial and Accounting
                                        Officer)

                                    GOODMAN CONVEYOR COMPANY

                                    By:  /s/ J. Mark Etchberger
                                        ----------------------------
                                        J. Mark Etchberger

                                        Controller (As duly authorized
                                        representative and as Principal
                                        Financial and Accounting Officer)


Date:  August 15, 2005

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

    10.2      Management Agreement, dated as of April 1, 1997, between
              Continental Global Group, Inc.and Nesco, Inc.                   *

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