Form 10-Q
period 2005-09-30
CONTINENTAL CONVEYOR & EQUIPMENT CO; CONTINENTAL GLOBAL GROUP INC; GOODMAN CONVEYOR CO
filed 2005-11-14
CIK 24008, 1039785, 1039786

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

             Quarterly Report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2005

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

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practical date.

As of October 31, 2005, there were 100 shares of the registrant's common stock outstanding.

                                      INDEX

                         CONTINENTAL GLOBAL GROUP, INC.

                                                                                                                 Page
Part I      Financial Information                                                                              Number

            Item 1            Financial Statements (Unaudited)                                                      1

                              Condensed Consolidated Balance Sheets
                              September 30, 2005 and December 31, 2004                                              2

                              Condensed Consolidated Statements of Operations
                              Three Months and Nine Months ended September 30, 2005 and 2004                        3

                              Condensed Consolidated Statements of Cash Flows
                              Nine Months ended September 30, 2005 and 2004                                         4

                              Notes to Condensed Consolidated Financial Statements                               5-15

            Item 2            Management's Discussion and Analysis of Financial Condition and Results of
                              Operations                                                                        16-25

            Item 3            Quantitative and Qualitative Disclosures about Market Risk                           26

            Item 4            Controls and Procedures                                                              26

Part II     Other Information

            Item 1            Legal Proceedings                                                                    27

            Item 6            Exhibits                                                                             27

            Signatures                                                                                             28

Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

                         Continental Global Group, Inc.

                      Condensed Consolidated Balance Sheets

                                                                       September 30          December 31
                                                                           2005                 2004
                                                                    -------------------- --------------------
                                                                        (Unaudited)           (Audited)
Assets:
Current assets:
   Cash and cash equivalents                                            $   1,519,438        $     887,256
   Accounts receivable, net                                                53,828,139           39,633,378
   Inventories                                                             40,377,668           28,551,137
   Deferred income taxes                                                    1,018,904              483,170
   Other current assets                                                     1,696,242            2,578,873
                                                                    -------------------- --------------------
Total current assets                                                       98,440,391           72,133,814

Property, plant and equipment                                              34,935,662           33,281,329
Less accumulated depreciation                                              21,907,684           21,174,697
                                                                    -------------------- --------------------
                                                                           13,027,978           12,106,632

Goodwill                                                                   13,904,986           13,980,994
Deferred financing costs                                                      779,853            1,169,780
Other assets                                                                  801,312              835,481
                                                                    -------------------- --------------------
                                                                        $ 126,954,520        $ 100,226,701
                                                                    ==================== ====================
Liabilities and Stockholder's Equity (Deficit):
Current liabilities:
   Notes payable                                                        $  18,662,800        $  17,220,041
   Trade accounts payable                                                  31,721,413           30,218,195
   Accrued compensation and employee benefits                               7,049,832            6,342,288
   Accrued interest on senior notes                                           590,150              295,075
   Other accrued liabilities                                               12,834,008            8,684,898
   Income taxes payable                                                     7,675,367            1,391,024
   Current maturities of long-term obligations                              9,561,432            9,454,247
                                                                    -------------------- --------------------
Total current liabilities                                                  88,095,002           73,605,768

Pension obligations                                                         1,207,550            1,232,550
Deferred income taxes                                                       2,117,435            2,971,644
Senior notes                                                               94,389,842           97,463,061
Note payable to N.E.S. Investment Co.                                      10,883,973           10,208,973
Other long-term obligations, less current maturities                        4,642,059            4,931,102

Stockholder's equity (deficit):
   Common stock, $0.01 par value, authorized 5,000,000 shares,
     issued and outstanding 100 shares                                              1                    1
   Paid-in capital                                                          1,993,687            1,993,687
   Accumulated deficit                                                    (70,228,237)         (86,426,940)
   Accumulated other comprehensive loss                                    (6,146,792)          (5,753,145)
                                                                    -------------------- --------------------
                                                                          (74,381,341)         (90,186,397)
                                                                    -------------------- --------------------
                                                                        $ 126,954,520        $ 100,226,701
                                                                    ==================== ====================

See notes to condensed consolidated financial statements.

                         Continental Global Group, Inc.

                 Condensed Consolidated Statements of Operations

                                                Three months ended                      Nine months ended
                                                   September 30                            September 30
                                               2005             2004                 2005              2004
                                         ----------------------------------   -------------------------------------
                                                    (Unaudited)                            (Unaudited)

Net sales                                   $ 82,731,072     $ 63,226,177        $ 221,417,119     $ 180,340,352
Cost of products sold                         64,241,679       52,753,698          173,613,277       151,681,953
                                         ----------------------------------   -------------------------------------
Gross profit                                  18,489,393       10,472,479           47,803,842        28,658,399

Operating expenses:
   Selling and engineering                     3,972,142        3,559,490           11,621,166        10,229,350
   General and administrative                  3,032,751        2,714,731            9,342,537         8,255,655
   Management fee                                599,427          236,366            1,415,154           582,319
   Amortization expense                            6,590            6,590               19,770            19,770
   Restructuring charges                               -           38,469               41,682           212,007
                                         --------------------------------------------------------------------------
Total operating expenses                       7,610,910        6,555,646           22,440,309        19,299,101
                                         --------------------------------------------------------------------------
Operating income                              10,878,483        3,916,833           25,363,533         9,359,298

Other expense:
   Interest expense, net                       1,176,435       (2,119,289)           3,610,283         5,688,529
   Miscellaneous expense, net                    125,424        2,153,360              650,001         2,478,773
                                         ----------------------------------   -------------------------------------
Total other expenses                           1,301,859           34,071            4,260,284         8,167,302
                                         ----------------------------------   -------------------------------------
Income before income taxes                     9,576,624        3,882,762           21,103,249         1,191,996
Income tax expense                             1,795,741                -            4,904,546                 -
                                         ----------------------------------   -------------------------------------
Net income                                  $  7,780,883     $  3,882,762        $  16,198,703     $   1,191,996
                                         ==================================   =====================================


See notes to condensed consolidated financial statements.

                         Continental Global Group, Inc.

                 Condensed Consolidated Statements of Cash Flows

                                                                       Nine months ended September 30
                                                                         2005                   2004
                                                                 ---------------------- ---------------------
                                                                                 (Unaudited)

Operating activities:
   Net income                                                           $ 16,198,703            $ 1,191,996
   Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for depreciation and amortization                           1,524,400              1,704,772
     Amortization of deferred financing costs                                389,927                389,927
     Deferred income taxes                                                (1,379,797)                     -
     Non-cash interest paid in-kind                                          675,000                      -
     Gain on disposal of assets                                              (36,158)                (8,449)
     Changes in operating assets and liabilities                         (12,523,994)             2,692,012
                                                                 ---------------------- ---------------------
Net cash provided by operating activities                                  4,848,081              5,970,258
                                                                 ---------------------- ---------------------

Investing activities:
   Purchases of property, plant, and equipment                            (2,346,445)              (531,357)
   Proceeds from sale of property, plant, and equipment                       41,453                 15,755
                                                                 ---------------------- ---------------------
Net cash used in investing activities                                     (2,304,992)              (515,602)
                                                                 ---------------------- ---------------------

Financing activities:
   Net increase (decrease) in borrowings on notes payable                  1,734,074             (2,727,258)
   Proceeds from long-term obligations                                       769,000                      -
   Payments on Senior notes                                               (3,073,219)                     -
   Principal payments on long-term obligations                            (1,329,926)            (1,105,746)
                                                                 ---------------------- ---------------------
Net cash used in financing activities                                     (1,900,071)            (3,833,004)
Effect of exchange rate changes on cash                                      (10,836)               (35,067)
                                                                 ---------------------- ---------------------
Increase in cash and cash equivalents                                        632,182              1,586,585
Cash and cash equivalents at beginning of period                             887,256                850,727
                                                                 ---------------------- ---------------------
Cash and cash equivalents at end of period                              $  1,519,438            $ 2,437,312
                                                                 ====================== =====================


See notes to condensed consolidated financial statements.

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                               September 30, 2005


A.   Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes of Continental Global Group, Inc. and subsidiaries for the year ended December 31, 2004, included in the Company's Form 10-K.

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

                               September 30, 2005


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

On October 4, 2004, the Company completed the exchange offer with respect to its outstanding 11% Senior Notes due 2007 (the "Old Notes") and entered into an Indenture by and among the Company, two of its wholly-owned subsidiaries, CCE and GCC (collectively, the "Subsidiary Guarantors") and Wells Fargo Bank, National Association, as trustee (the "Indenture"). Tenders with respect to Old Notes representing approximately $109,270,000 or 91.06% of the $120,000,000 of Old Notes outstanding principal amount were received by Wells Fargo Bank, N.A., which acted as depositary in the exchange offer. All Old Notes that were validly tendered were accepted for exchange. According to the terms of the exchange offer, on October 4, 2004, the Company issued $59,187,917 of 9% New Series A Notes due 2008 and $9,105,833 of 13% New Series B Notes due 2008. In addition, the Company made a cash payment as additional consideration to the Series A and Series B bondholders of approximately $14,114,000, or $15.50 for every $120 of Old Notes tendered. On October 3, 2005, the Company made an additional cash payment to the Series A and Series B bondholders of approximately $1,821,000, or $2.00 for every $120 of Old Notes tendered.

According to the terms of the Indenture, the New Series A Notes will mature on October 1, 2008. Interest will accrue at the rate of 9% per annum and will be payable semiannually in arrears, in cash, on each April 1 and October 1 until maturity. Interest accrued on the New Series A Notes from April 1, 2004, as if the New Series A Notes had been issued on such date. The Company paid interest of $2,663,457 on each of October 4, 2004, April 1, 2005, and October 3, 2005 related to the Series A Notes. The New Series B Notes will also mature on October 1, 2008. Interest will accrue at the rate of 13% per annum and will be payable semiannually in arrears, in kind, on each April 1 and October 1 until maturity. However, the Company has the right to make interest payment on the New Series B Notes in cash at the same rate and on the same terms as the New Series A Notes. The Company has assumed the interest will be paid in cash at a rate of 9% in all calculations involving the interest payments on the Series B Notes in these condensed consolidated financial statements. Interest accrued on the New Series B Notes from April 1, 2004, as if the New Series B Notes had been issued on such date. The Company paid interest of $409,763 on each of October 4, 2004, April 1, 2005, and October 3, 2005 related to the Series B Notes. The New Series A and Series B Notes are jointly and severally guaranteed by the Subsidiary Guarantors and secured by substantially all of the assets of the Subsidiary Guarantors.

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                               September 30, 2005


A.  Organization and Basis of Presentation (Continued)

The cash payment made on October 4, 2004 as additional consideration to the Series A and Series B bondholders was funded by new subordinated indebtedness to N.E.S. Investment Co. in the amount of $10,000,000 and additional borrowings from the Company's revolving line of credit. The note payable to N.E.S. Investment Co. accrues interest at a rate of 9%, payable in kind, compounded annually. The additional consideration paid by the Company on October 3, 2005 to the Series A and Series B bondholders was funded with an additional $2,000,000 of subordinated indebtedness to N.E.S. Investment Co.

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

C.  Inventories

Inventories, which consist of raw materials, manufactured and purchased parts, and work in process, are stated at the lower of cost or market. Since inventory records are maintained on a job order basis, it is not practical to segregate inventories into their major classes. The cost for approximately 66% and 64% of inventories at September 30, 2005 and December 31, 2004, respectively, is determined using the last-in, first-out (LIFO) method with the remainder determined using the first-in, first-out (FIFO) method. Had the FIFO method of inventory (which approximates replacement cost) been used to cost all inventories, inventories would have increased by approximately $5,934,000 and $5,184,000 at September 30, 2005 and December 31, 2004, respectively.

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                               September 30, 2005


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

                                                  2005              2004
                                            ----------------- -----------------
Balance as of January 1                         $ 1,634,049       $ 1,275,401
Provision for warranties                          1,244,884           707,049
Settlements made during the period                 (739,095)         (451,126)
Effect of exchange rate changes                     (40,501)           (6,184)
                                            ----------------- -----------------
Balance as of September 30                      $ 2,099,337       $ 1,525,140
                                            ================= =================

E.  Restructuring Charges

The Company incurred restructuring charges of approximately $42,000 and $212,000 in the first nine months of 2005 and 2004, respectively, related to changes in staffing and production requirements in its domestic operations. These charges consist primarily of severance costs associated with a reduction in personnel which occurred in 2002 and 2003. As part of this restructuring, in 2002 the Company developed a plan to discontinue the manufacturing operations in certain of its domestic facilities and merge these operations with other existing facilities. The process of merging the domestic operations began in 2003 and continued throughout 2004. As of September 30, 2005, the Company has paid approximately $718,000 of the charges incurred to date, with the majority of the remainder expected to be paid by 2008. Due to increases in the Company's domestic backlog, the Company does not expect any further consolidation at this time.

F.  Comprehensive Income

The components of comprehensive income for the three months and nine months ended September 30 are as follows:

                                                 Three months ended                  Nine months ended
                                                    September 30                        September 30
                                                2005             2004               2005             2004
                                          ----------------------------------   ---------------------------------

Net income                                    $ 7,780,883      $ 3,882,762       $ 16,198,703     $ 1,191,996
Other comprehensive income:
   Foreign currency translation
     adjustment                                   (67,143)         186,673           (387,758)       (195,072)
   Change in fair value of derivative
     hedge, net of tax                                  -          253,491             (5,889)         (4,884)
                                          ----------------------------------   ---------------------------------
Comprehensive income                          $ 7,713,740      $ 4,322,926       $ 15,805,056     $   992,040
                                          ==================================   =================================

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                               September 30, 2005


G.  Employee Benefit Plans

During the third quarter of 2005, the Company made a contribution of $250,000 to its defined benefit plan. The components of net periodic benefit cost for the three months and nine months ended September 30 are as follows:

                                                    Three months ended              Nine months ended
                                                       September 30                    September 30
                                                   2005            2004            2005            2004
                                              --------------- --------------- --------------- ---------------
Service cost                                      $  53,857       $  55,386       $ 161,571       $ 166,158
Interest cost                                       128,347         122,237         385,041         366,711
Expected return on plan assets                     (146,479)       (127,960)       (439,437)       (383,880)
Amortization of prior service cost                   11,161          11,161          33,483          33,483
Recognized loss                                      14,898          14,933          44,694          44,799
                                              --------------- --------------- --------------- ---------------
Net periodic benefit cost                         $  61,784       $  75,757       $ 185,352       $ 227,271
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

The Company's effective income tax rate is less than the statutory rate in 2005 primarily due to a favorable income tax benefit for interest payments on the New Series A and Series B Notes due 2008 which are recorded as a reduction of the outstanding indebtedness for financial reporting purposes. In addition, the Company has not recognized income tax expense in certain of its foreign subsidiaries due to the reversal of an income tax valuation allowance. The Company's effective income tax rate is less than the statutory rate in 2004 as the previously established valuation allowance was reduced, offsetting the net tax expense in those periods.

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                               September 30, 2005


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

                                                       Three months ended               Nine months ended
                                                          September 30                    September 30
                                                      2005            2004             2005             2004
                                                -------------------------------------------------------------------
                                                         (in thousands)                   (in thousands)
Net sales:
   Conveyor equipment                                 $ 74,618         $ 56,260       $ 197,870        $ 161,013
   Manufactured housing products                         7,843            6,801          22,983           18,829
   Other                                                   270              165             564              498
                                                -------------------------------------------------------------------
Total net sales                                       $ 82,731         $ 63,226       $ 221,417        $ 180,340
                                                ===================================================================

Segment operating income:
   Conveyor equipment                                 $ 11,229          $ 4,207        $ 26,545         $ 10,608
   Manufactured housing products                           495              319           1,248              647
   Other                                                    18               47              85              158
                                                -------------------------------------------------------------------
Total segment operating income                          11,742            4,573          27,878           11,413
   Management fee                                          599              236           1,415              582
   Amortization expense                                      7                7              20               20
   Restructuring charges                                     -               38              42              212
   Corporate expense                                       258              375           1,038            1,240
                                                -------------------------------------------------------------------
Total operating income                                  10,878            3,917          25,363            9,359
   Interest expense, net                                 1,176           (2,119)          3,610            5,688
   Miscellaneous expense, net                              125            2,153             650            2,479
                                                -------------------------------------------------------------------
Income before income taxes                            $  9,577          $ 3,883        $ 21,103         $  1,192
                                                ===================================================================

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                               September 30, 2005


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

Summarized consolidating balance sheets as of September 30, 2005 and December 31, 2004 for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries are as follows (in thousands):

                                                 Combined        Combined
                                                 Guarantor     Non-Guarantor
September 30, 2005:             The Company    Subsidiaries    Subsidiaries    Eliminations       Total
                              -------------------------------------------------------------------------------
Current assets:
   Cash and cash equivalents       $    410       $     619        $    490      $        -        $   1,519
   Accounts receivable, net               -          35,942          17,886               -           53,828
   Inventories                            -          31,667           8,711               -           40,378
   Deferred income taxes                 81             429             509               -            1,019
   Other current assets              16,119           2,224           1,573         (18,220)           1,696
                              -------------------------------------------------------------------------------
Total current assets                 16,610          70,881          29,169         (18,220)          98,440
Property, plant, and
   equipment, net                         -           7,038           5,990               -           13,028
Goodwill                                  -          10,986           2,919               -           13,905
Investment in subsidiaries           60,309          35,788               -         (96,097)               -
Deferred financing costs                780               -               -               -              780
Other assets                          1,057           5,334             123          (5,712)             802
                              -------------------------------------------------------------------------------
Total assets                       $ 78,756       $ 130,027        $ 38,201      $ (120,029)       $ 126,955
                              ===============================================================================
Current liabilities:
   Notes payable                   $      -       $  16,164        $  3,300      $     (801)       $  18,663
   Trade accounts payable                75          16,944          16,666          (1,964)          31,721
   Accrued compensation and
     employee benefits                    -           4,599           2,451               -            7,050
   Accrued interest                     590               -               -               -              590
   Other accrued liabilities          4,844           4,891           5,369          (2,270)          12,834
   Income taxes payable                   -          23,751               -         (16,076)           7,675
   Current maturities of
     long-term obligations            7,968             500           1,094               -            9,562
                              -------------------------------------------------------------------------------
Total current liabilities            13,477          66,849          28,880         (21,111)          88,095
Pension obligation                        -           1,208               -               -            1,208
Deferred income taxes                     -           2,402             772          (1,057)           2,117
Senior notes                         94,390               -               -               -           94,390
N/P to N.E.S. Investment Co.         10,884               -               -               -           10,884
Other long-term obligations               -           4,042           3,021          (2,421)           4,642
Stockholder's equity
(deficit)                           (39,995)         55,526           5,528         (95,440)         (74,381)
                              -------------------------------------------------------------------------------
Total liabilities and
   stockholder's equity
   (deficit)                       $ 78,756       $ 130,027        $ 38,201      $ (120,029)       $ 126,955
                              ===============================================================================

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                               September 30, 2005


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

                               September 30, 2005


J.  Guarantor and Non-Guarantor Subsidiaries (Continued)

Summarized consolidating statements of operations for the three months and nine months ended September 30, 2005 and 2004, respectively, for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries are as follows (in thousands):

                                                         Combined       Combined
                                                         Guarantor    Non-Guarantor
                                           The Company  Subsidiaries   Subsidiaries   Eliminations     Total
                                          ------------- ------------- --------------- ------------- -------------
Three months ended September 30, 2005:
Net sales                                   $       -      $ 62,302        $ 20,429          $  -      $ 82,731
Cost of products sold                               -        47,539          16,703             -        64,242
                                          ------------- ------------- --------------- ------------- -------------
Gross profit                                        -        14,763           3,726             -        18,489
Total operating expenses                          457         4,367           2,787             -         7,611
                                          ------------- ------------- --------------- ------------- -------------
Operating income (loss)                          (457)       10,396             939             -        10,878
Interest expense, net                             650           375             151             -         1,176
Miscellaneous expense, net                          -           132              (7)            -           125
                                          ------------- ------------- --------------- ------------- -------------
Income (loss) before income taxes              (1,107)        9,889             795             -         9,577
Income tax expense (benefit)                   (2,428)        4,224               -             -         1,796
                                          ------------- ------------- --------------- ------------- -------------
Net income (loss)                           $   1,321      $  5,665        $    795          $  -      $  7,781
                                          ============= ============= =============== ============= =============

                                                          Combined      Combined
                                                          Guarantor    Non-Guarantor
                                           The Company   Subsidiaries  Subsidiaries   Eliminations     Total
                                          ------------- ------------- --------------- ------------- -------------
Three months ended September 30, 2004:
Net sales                                     $     -     $ 53,788          $ 9,438          $  -     $ 63,226
Cost of products sold                               -       44,513            8,241             -       52,754
                                          ------------- ------------- --------------- ------------- -------------
Gross profit                                        -        9,275            1,197             -       10,472
Total operating expenses                          408        4,915            1,232             -        6,555
                                          ------------- ------------- --------------- ------------- -------------
Operating income (loss)                          (408)       4,360              (35)            -        3,917
Interest expense, net                          (2,579)         264              196             -       (2,119)
Miscellaneous expense, net                      1,717          442               (6)            -        2,153
                                          ------------- ------------- --------------- ------------- -------------
Income (loss) before income taxes                 454        3,654             (225)            -        3,883
Income tax expense (benefit)                   (1,385)       1,385                -             -            -
                                          ------------- ------------- --------------- ------------- -------------
Net income (loss)                             $ 1,839     $  2,269          $  (225)         $  -     $  3,883
                                          ============= ============= =============== ============= =============

                                                         Combined        Combined
                                                         Guarantor    Non-Guarantor
                                           The Company  Subsidiaries   Subsidiaries   Eliminations     Total
                                          ------------- ------------- --------------- ------------- -------------
Nine months ended September 30, 2005:
Net sales                                   $       -    $ 158,308         $ 63,109          $  -     $ 221,417
Cost of products sold                               -      120,969           52,644             -       173,613
                                          ------------- ------------- --------------- ------------- -------------
Gross profit                                        -       37,339           10,465             -        47,804
Total operating expenses                        1,254       13,094            8,092             -        22,440
                                          ------------- ------------- --------------- ------------- -------------
Operating income (loss)                        (1,254)      24,245            2,373             -        25,364
Interest expense, net                           1,950        1,116              544             -         3,610
Miscellaneous expense, net                         11          710              (71)            -           650
                                          ------------- ------------- --------------- ------------- -------------
Income (loss) before income taxes              (3,215)      22,419            1,900             -        21,104
Income tax expense (benefit)                   (4,415)       9,320                -             -         4,905
                                          ------------- ------------- --------------- ------------- -------------
Net income (loss)                           $   1,200    $  13,099        $   1,900          $  -     $  16,199
                                          ============= ============= =============== ============= =============

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                               September 30, 2005


 J.  Guarantor and Non-Guarantor Subsidiaries (Continued)

                                                         Combined       Combined
                                                         Guarantor    Non-Guarantor
                                           The Company  Subsidiaries   Subsidiaries   Eliminations     Total
                                          ------------- ------------- --------------- ------------- -------------
Nine months ended September 30, 2004:
Net sales                                    $      -    $ 147,352         $ 32,996          $ (8)    $ 180,340
Cost of products sold                               -      122,251           29,439            (8)      151,682
                                          ------------- ------------- --------------- ------------- -------------
Gross profit                                        -       25,101            3,557             -        28,658
Total operating expenses                        1,214       14,280            3,805             -        19,299
                                          ------------- ------------- --------------- ------------- -------------
Operating income (loss)                        (1,214)      10,821             (248)            -         9,359
Interest expense, net                           4,281          922              485             -         5,688
Miscellaneous expense, net                      2,179          320              (20)            -         2,479
                                          ------------- ------------- --------------- ------------- -------------
Income (loss) before income taxes              (7,674)       9,579             (713)            -         1,192
Income tax expense (benefit)                   (2,992)       2,992                -             -             -
                                          ------------- ------------- --------------- ------------- -------------
Net income (loss)                            $ (4,682)   $   6,587         $   (713)         $  -     $   1,192
                                          ============= ============= =============== ============= =============

Summarized consolidating cash flow statements for the nine months ended September 30, 2005 and 2004, respectively, for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries are as follows (in thousands):

                                                         Combined       Combined
                                                         Guarantor    Non-Guarantor
                                          The Company   Subsidiaries   Subsidiaries   Eliminations     Total
                                         ------------- ------------- --------------- ------------- -------------

Nine months ended September 30, 2005:
Net cash provided by (used in)
   operating activities                       $ (192)      $ 3,327         $ 1,707           $ 6       $ 4,848

Investing activities:
   Purchases of property, plant, and
    equipment                                      -        (1,986)           (360)            -        (2,346)
   Proceeds from sale of property,
     plant, and equipment                          -            36               5             -            41
                                         ------------- ------------- --------------- ------------- -------------
Net cash used in investing activities              -        (1,950)           (355)            -        (2,305)
                                         ------------- ------------- --------------- ------------- -------------

Financing activities:
   Net increase (decrease) in
     borrowings on notes payable                   -         2,867          (1,133)            -         1,734
   Proceeds from long-term obligations             -             -             769             -           769
   Payments on senior notes                   (3,073)            -               -             -        (3,073)
   Principal payments on long-term
     obligations                                   -          (471)           (859)            -        (1,330)
   Distributions                               3,663        (3,663)              -             -             -
                                         ------------- ------------- --------------- ------------- -------------
Net cash provided by (used in)
   financing activities                          590        (1,267)         (1,223)            -        (1,900)
Exchange rate changes on cash                      -             -              (5)           (6)          (11)
                                         ------------- ------------- --------------- ------------- -------------
Increase in cash and cash equivalents            398           110             124             -           632
Cash and cash equivalents at beginning
   of period                                      12           509             366             -           887
                                         ------------- ------------- --------------- ------------- -------------
Cash and cash equivalents at end of
   period                                     $  410       $   619         $   490           $ -       $ 1,519
                                         ============= ============= =============== ============= =============

                         Continental Global Group, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                               September 30, 2005


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
   Net increase (decrease) in
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

General

The Company, through its subsidiaries, is a leading designer and manufacturer of conveyor systems and components for mining applications, primarily in the coal industry. The Company is a holding company organized under the Delaware General Corporation Law and conducts all of its business through its direct and indirect operating subsidiaries. The Company's direct operating subsidiaries are Continental Conveyor and Equipment Company and Goodman Conveyor Company. The Company also owns indirectly all of the capital stock of Continental Conveyor & Equipment Pty. Ltd., an Australian holding company that owns all of the capital stock of four Australian operating companies. The Company also owns indirectly all of the capital stock of Continental Conveyor Ltd., a U.K. operating company, and Continental MECO (Pty.) Ltd., a South African operating company. The assets and liabilities of the Company's foreign subsidiaries are translated at current exchange rates, while revenues and expenses are translated at average rates prevailing during the year.

Results of Operations

The following table sets forth, on a comparative basis, selected income statement data as a percentage of net sales for the three months and nine months ended September 30, 2005 and 2004.

                              Three months ended         Nine months ended
                                 September 30               September 30
                           -------------------------- -------------------------
                              2005         2004           2005         2004

Net sales                     100.0%      100.0%          100.0%       100.0%
Cost of products sold          77.7        83.4            78.4         84.1
Gross profit                   22.3        16.6            21.6         15.9
SG&A expenses                   8.5         9.9             9.5         10.3
Management fee                  0.7         0.4             0.6          0.3
Restructuring charges           -           0.1             -            0.1
Operating income               13.1         6.2            11.5          5.2

Three months ended September 30, 2005, compared to three months ended September 30, 2004:

Net Sales
Net sales for the quarter increased $19.5 million, or 31%, from $63.2 million in 2004 to $82.7 million in 2005. Net sales in the domestic operations of the Company's conveyor equipment segment increased $20.3 million primarily as a result of increased sales volume in the mining equipment business area. This increased sales volume was due to continued improvement in the coal industry, creating higher demand for coal and resulting in increased capital spending by the Company's major customers in the coal industry. In addition, sales prices were higher in 2005 than in 2004 due to significant steel price increases from the Company's vendors which required the Company to increase selling prices on its products in order to recover the increased costs. Net sales in the foreign operations of the Company's conveyor equipment segment decreased $1.9 million. This decrease is net of a $0.6 million increase in net sales due to changes in foreign currency translation rates. Adjusted for changes in foreign currency translation rates, net sales in the Australian and United Kingdom subsidiaries decreased $1.8 million and $1.3 million, respectively, and net sales in the South African subsidiary increased $0.6 million. Net sales in Australia in the third quarter of 2004 included sales of approximately $3.9 million of conveyor belting which was not repeated in 2005. The decrease in the United Kingdom resulted from reduced sales in the engineering systems business (primarily in the tunneling industry). The increase in South Africa was due to improved market conditions in the coal industry. Net sales in the Company's manufactured housing segment increased $1.0 million, or 15%, primarily due to a change in the product mix with more sales of new manufactured products which have a higher selling price than refurbished products. In addition, sales volume increased in the manufactured housing segment as a result of the increased demand for mobile homes from the Federal Emergency Management Agency for housing for hurricane victims. Net sales in the Company's other segment increased $0.1 million.

Gross Profit
Gross profit for the quarter increased $8.0 million, or 76%, from $10.5 million in 2004 to $18.5 million in 2005. This increase in gross profit resulted from a $4.1 million increase due to increased sales volume combined with a $3.9 million increase due to improved margins. Gross profit in the domestic operations of the conveyor equipment segment increased $6.9 million primarily due to improved margins in the mining equipment business area. The improved margins resulted from the increased sales volume which contributed to a more efficient utilization of overhead expense. Gross profit in the foreign operations of the conveyor equipment segment increased $0.9 million, of which $0.1 million was caused by changes in foreign currency translation rates. Adjusted for foreign currency fluctuations, gross profit in the Australian, United Kingdom, and South African subsidiaries increased by $0.3 million, $0.3 million, and $0.2 million, respectively. The increase in Australia was the result of improved product mix with a higher percentage of sales of manufactured products which have a higher gross margin and a lower percentage of sales of purchased and resale items. The increase in gross profit in the United Kingdom resulted from a decrease in engineered systems sales in the tunneling industry (which have lower margins than sales of standard manufactured products). The increase in South Africa resulted from the increased sales volume. Gross profit in the manufactured housing segment increased $0.2 million due to increased sales volume and increased selling prices.

Gross profit as a percentage of net sales increased from 16.6% in 2004 to 22.3% in 2005. This increase is attributable to higher profit margins in the domestic mining equipment business which resulted from increased sales volume and more efficient overhead utilization and to the improved profit margins in the foreign operations.

SG&A Expenses
SG&A expenses for the quarter increased $0.7 million, or 11%, from $6.3 million in 2004 to $7.0 million in 2005. SG&A expenses at the Company's domestic conveyor equipment operations increased $0.3 million primarily as a result of increased employee costs and also due to higher professional expenses. SG&A expenses in the foreign conveyor equipment operations increased $0.5 million primarily due to unabsorbed engineering costs and increased insurance and professional expenses at the Company's Australian subsidiary. Corporate SG&A expenses decreased $0.1 million due to lower personnel expenses.

Operating Income
Operating income for the quarter increased $7.0 million, or more than 100%, from $3.9 million in 2004 to $10.9 million in 2005. The increase in operating income resulted from the $8.0 million increase in gross profit, partially offset by the $0.7 million increase in SG&A expenses and a $0.3 million increase in management fees.

Interest Expense, Net
Interest expense, net, increased $3.3 million from interest income of $2.1 million in 2004 to interest expense of $1.2 million in 2005. This increase can be attributed to adjustments posted in the third quarter of 2004 related to the restructuring of the Company's 11% Senior Notes due 2007 which was completed on October 4, 2004. The debt restructuring was accounted for according to Statement of Financial Accounting Standards ("SFAS") No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings". All interest payments on the Company's newly issued Series A and Series B Notes due 2008 will be recorded as a reduction of outstanding indebtedness rather than interest expense. In addition, in the third quarter of 2004, the Company posted an adjustment to reverse interest expense which had been recorded in the second quarter of 2004 of approximately $3.0 million related to the 11% Senior Notes due 2007 resulting in net interest income for the period.

Miscellaneous Expense, Net
Miscellaneous expense, net, decreased $2.0 million, from $2.1 million in 2004 to $0.1 million in 2005. In the third quarter of 2004, the Company incurred expenses of approximately $1.9 million related to the restructuring of its Senior notes which were included in miscellaneous expense, net.

Income Tax Expense
The Company recorded income tax expense of $1.8 million in the third quarter of 2005 due to the increase in income and the loss of all domestic tax attributes in the fourth quarter of 2004 due to the recognition of cancellation of indebtedness income which resulted from the restructuring of the Company's Senior Notes.

The Company's effective income tax rate is less than the statutory rate in 2005 primarily due to a favorable income tax benefit for interest payments on the New Series A and Series B Notes due 2008 which are recorded as a reduction of the outstanding indebtedness for financial reporting purposes. In addition, the Company has not recognized income tax expense in certain of its foreign subsidiaries due to the reversal of an income tax valuation allowance. The Company's effective income tax rate is less than the statutory rate in 2004 as the previously established valuation allowance was reduced, offsetting the net tax expense in those periods.

Net Income
Net income increased $3.9 million, from $3.9 million in 2004 to $7.8 million in 2005. The increase in net income resulted from the $7.0 million increase in operating income, combined with a $2.0 million decrease in miscellaneous expense, net, and offset by the $3.3 million increase in interest expense, net, and the $1.8 million increase in income tax expense.

Nine months ended September 30, 2005, compared to nine months ended September 30, 2004:

Net Sales
Net sales for the nine-month period increased $41.1 million, or 23%, from $180.3 million in 2004 to $221.4 million in 2005. Net sales in the domestic operations of the Company's conveyor equipment segment increased $48.6 million due to increased sales volumes and increased sales prices in all business areas of the conveyor equipment segment. The increase in sales volume was due primarily to improved market conditions in the coal industry, which created higher demand for coal and resulted in increased capital spending by the Company's major customers in the coal industry. The increase in sales prices resulted from significant steel price increases from the Company's vendors which required the Company to increase selling prices on its products in order to recover the increased costs. The increases in sales prices began in March 2004 and continued through the end of the year. Net sales in the foreign operations of the Company's conveyor equipment segment decreased $11.7 million, net of a $2.3 million increase due to changes in foreign currency translation rates. When adjusted for variations in foreign exchange rates, net sales in the foreign operations decreased $14.0 million due to decreases in the Company's Australian and United Kingdom subsidiaries of $10.0 million and $6.1 million, respectively, offset by an increase in the Company's South African subsidiary of $2.1 million. The decrease in Australia resulted from significant shipments on a major contract in May and June of 2004 which did not recur in 2005. The decrease in the United Kingdom resulted from decreased sales of engineered systems contracts, primarily to the tunneling industry. The increase in South Africa was due to improved market conditions in the coal industry. Net sales in the Company's manufactured housing segment increased $4.1 million, or 22%, primarily due to a change in the product mix with more sales of new manufactured products which have a higher selling price than refurbished products. Based on the Manufactured Housing Institute's economic report for September 2005, production of manufactured homes for the nine months ended September 30, 2005 increased 1.9% from the same period in 2004. Net sales in the Company's other segment increased $0.1 million.

Gross Profit
Gross profit for the nine-month period increased $19.1 million, or 67%, from $28.7 million in 2004 to $47.8 million in 2005. This increase in gross profit resulted from an $8.9 million increase due to increased sales volume combined with a $10.2 million increase due to improved margins. Gross profit in the domestic operations of the Company's conveyor equipment segment increased $17.3 million. This increase was primarily due to increased sales volume which contributed to a more efficient utilization of overhead expense and improved gross profit margins. Gross profit in the foreign operations of the conveyor equipment segment increased $1.2 million. Changes in foreign currency translation rates caused $0.4 million of this increase. Adjusted for variations in foreign exchange rates, gross profit in the Australian subsidiary decreased $0.7 million while gross profit in the United Kingdom and South African subsidiaries increased $0.9 million and $0.6 million, respectively. The decrease in Australia resulted from the lower sales volume. The increase in the United Kingdom resulted from higher margins due to improved production methods and lower materials costs. In addition, there was also a change in the product mixture in the United Kingdom with decreased engineered systems sales in the tunneling industry (which have lower margins than sales of standard manufactured products) and increased sales to the mining industry which include higher sales volumes of the more profitable standard conveyor components. The increase in South Africa resulted from the increase in sales. Gross profit in the manufactured housing segment increased $0.7 million due to increased sales volume and increased selling prices. Gross profit in the other segment decreased $0.1 million.

Gross profit as a percentage of net sales increased from 15.9% in 2004 to 21.6% in 2005. This increase primarily resulted from the increased sales volume and improved utilization in the domestic conveyor equipment operations and the improved margins in the United Kingdom.

SG&A Expenses
SG&A expenses for the nine-month period increased $2.5 million, or 14%, from $18.5 million in 2004 to $21.0 million in 2005. SG&A expenses in the domestic operations of the Company's conveyor equipment segment increased $1.5 million due to higher employee costs and increased insurance and professional expenses. SG&A expenses in the foreign operations of the Company's conveyor equipment segment increased $1.1 million, of which $0.3 million can be attributed to changes in foreign currency translation rates. The remaining $0.8 million increase resulted from increases of $0.6 million and $0.2 million at the Company's Australian and South African subsidiaries, respectively. The increase in Australia was primarily due to higher engineering costs and increased insurance and professional expenses. The increase in South Africa was caused by increased selling expenses as a result of higher net sales. SG&A expenses and the Company's manufactured housing segment increased $0.1 million. Corporate SG&A expenses decreased $0.2 million primarily due to lower personnel expenses.

Operating Income
Operating income for the nine-month period increased $16.0 million, or more than 100%, from $9.4 million in 2004 to $25.4 million in 2005. The increase in operating income resulted from the $19.1 million increase in gross profit combined with a $0.2 million decrease in restructuring charges, and partially offset by the $2.5 million increase in SG&A expenses and a $0.8 million increase in management fees.

Interest Expense, Net
Interest expense, net, for the nine-month period decreased $2.1 million, or 37%, from $5.7 million in 2004 to $3.6 million in 2005. This decrease resulted from the reduction of interest on the Company's Senior Notes. On October 4, 2004, the Company completed a restructuring of its 11% Senior Notes due 2007 which was accounted for according to Statement of Financial Accounting Standards ("SFAS") No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings". On April 1, 2005 and October 3, 2005, the Company made $3.1 million semi-annual interest payments on the newly issued Series A and Series B Notes due 2008 which were recorded as a reduction of outstanding indebtedness rather than interest expense. Interest expense related to the 11% Senior Notes due 2007 decreased $3.0 million from $3.9 million in 2004 to $0.9 million in 2005.

Miscellaneous Expense, Net
Miscellaneous expense, net, decreased $1.8 million, from $2.5 million in 2004 to $0.7 million in 2005. In the first nine months of 2004, the Company incurred expenses of approximately $2.4 million related to the restructuring of its Senior notes which were included in miscellaneous expense, net.

Income Tax Expense
The Company recorded income tax expense of $4.9 million in the first nine months of 2005 due to the increase in income and the loss of all domestic tax attributes in the fourth quarter of 2004 due to the recognition of cancellation of indebtedness income which resulted from the restructuring of the Company's Senior Notes.

The Company's effective income tax rate is less than the statutory rate in 2005 primarily due to a favorable income tax benefit for interest payments on the New Series A and Series B Notes due 2008 which are recorded as a reduction of the outstanding indebtedness for financial reporting purposes. In addition, the Company has not recognized income tax expense in certain of its foreign subsidiaries due to the reversal of an income tax valuation allowance. The Company's effective income tax rate is less than the statutory rate in 2004 as the previously established valuation allowance was reduced, offsetting the net tax expense in those periods.

Net Income
Net income for the nine-month period increased $15.0 million, from $1.2 million in 2004 to $16.2 million in 2005. The increase in net income resulted from the $16.0 million increase in operating income combined with decreases in interest expense, net, and miscellaneous expense, net, of $2.1 million and $1.8 million, respectively, and partially offset by the $4.9 million increase in income tax expense.

Restructuring Charges
The Company incurred restructuring charges of approximately $42,000 and $212,000 in the first nine months of 2005 and 2004, respectively, related to changes in staffing and production requirements in its domestic operations. These charges consist primarily of severance costs associated with a reduction in personnel which occurred in 2002 and 2003. As part of this restructuring, in 2002 the Company developed a plan to discontinue the manufacturing operations in certain of its domestic facilities and merge these operations with other existing facilities. The process of merging the domestic operations began in 2003 and continued throughout 2004. As of September 30, 2005, the Company has paid approximately $718,000 of the charges incurred to date, with the majority of the remainder expected to be paid by 2008. Due to increases in the Company's domestic backlog, the Company does not expect any further consolidation at this time.

Backlog
Backlog at September 30, 2005 was $113.9 million, an increase of $68.3 million, or 150%, from $45.6 million at December 31, 2004 and an increase of $12.3 million, or 12%, from $101.6 million at June 30, 2005. At September 30, 2005, backlog in the domestic operations of the Company's conveyor equipment segment was $77.2 million, an increase of $2.0 million from June 30, 2005, and backlog in the foreign operations of the Company's conveyor equipment segment was $36.7 million, an increase of $10.3 million from June 30, 2005. Management believes that approximately 60% of the backlog will be shipped in 2005.

Liquidity and Capital Resources

Net cash provided by operating activities was $4.8 million and $6.0 million for the nine months ended September 30, 2005 and 2004, respectively. Net cash provided by operating activities in 2005 resulted from net income of $16.2 million, combined with non-cash expenses of $1.1 million, and partially offset by a net increase in operating assets and liabilities of $12.5 million. The net increase in operating assets primarily resulted from increased accounts receivable and inventory balances at the Company's domestic subsidiaries, partially offset by increases in other accrued liabilities and income taxes payable. The increase in accounts receivable resulted from increased sales in the third quarter of 2005 compared to the fourth quarter of 2004. The increase in inventory resulted from increased production to support the increased backlog in the domestic operations. The increase in other accrued liabilities was primarily due to the accrual of management fee expense of $1.4 million combined with increases in warranty reserves and other operating accruals. Net cash provided by operating activities in 2004 resulted from net income of $1.2 million, combined with non-cash expenses of $2.1 million and a net decrease in operating assets and liabilities of $2.7 million.

Net cash used in investing activities was $2.3 million and $0.5 million for the nine months ended September 30, 2005 and 2004, respectively, and represents net purchases of property, plant, and equipment for both years.

Net cash used in financing activities was $1.9 million and $3.8 million for the nine months ended September 30, 2005 and 2004, respectively. Net cash used in financing activities in 2005 resulted from a net increase in borrowings on notes payable of $1.7 million combined with proceeds from long-term obligations of

$0.8 million, offset by payments on Senior notes of $3.1 million and principal payments on long-term obligations of $1.3 million. Net borrowings on notes payable in the domestic subsidiaries increased $2.8 million while net borrowings on notes payable in the foreign subsidiaries decreased $1.1 million. Proceeds from long-term obligations represent additional proceeds on the Australian subsidiary's term loan with National Australia Bank of 1,000,000 Australian dollars. Payments on Senior notes represent the April 1, 2005 $3.1 million interest payment on the Company's New Series A and Series B Senior Notes, which, as described below, was recorded as a reduction in the balance of outstanding indebtedness. Net cash used in financing activities in 2004 resulted from a net decrease in borrowings on notes payable of $2.7 million combined with principal payments on long-term obligations of $1.1 million.

The Company's primary capital requirements consist of capital expenditures and debt service. The Company utilizes cash on hand and its available credit facilities to satisfy these requirements. The Company anticipates that capital expenditures in 2005 will be approximately $3.0 million, which will include expenditures to improve productivity and for maintenance capital. In addition to the Company's debt service requirements for interest expense, as of September 30, 2005, the Company's domestic and foreign credit facilities had outstanding principal balances of approximately $16.2 million and $2.5 million, respectively.

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

On October 4, 2004, the Company completed the exchange offer with respect to its outstanding 11% Senior Notes due 2007 (the "Old Notes") and entered into an Indenture by and among the Company, two of its wholly-owned subsidiaries, CCE and GCC (collectively, the "Subsidiary Guarantors") and Wells Fargo Bank, National Association, as trustee (the "Indenture"). Tenders with respect to Old Notes representing approximately $109.3 million or 91% of the $120 million of Old Notes outstanding principal amount were received by Wells Fargo Bank, N.A., which acted as depositary in the exchange offer. All Old Notes that were validly tendered were accepted for exchange. According to the terms of the exchange offer, on October 4, 2004, the Company issued approximately $59.2 million of 9% New Series A Notes due 2008 and approximately $9.1 million of 13% New Series B Notes due 2008. In addition, the Company made a cash payment as additional consideration to the Series A and Series B bondholders of approximately $14.1 million, or $15.50 for every $120 of Old Notes tendered. On October 3, 2005, the Company made an additional cash payment to the Series A and Series B bondholders of approximately $1.8 million, or $2.00 for every $120 of Old Notes tendered.

According to the terms of the Indenture, the New Series A Notes will mature on October 1, 2008. Interest will accrue at the rate of 9% per annum and will be payable semiannually in arrears, in cash, on each April 1 and October 1 until maturity. Interest accrued on the New Series A Notes from April 1, 2004, as if the New Series A Notes had been issued on such date. The Company paid interest of approximately $2.7 million on each of October 4, 2004, April 1, 2005, and October 3, 2005 related to the Series A Notes. The New Series B Notes will also mature on October 1, 2008. Interest will accrue at the rate of 13% per annum and will be payable semiannually in arrears, in kind, on each April 1 and October 1 until maturity. However, the Company has the right to make interest payment on the New Series B Notes in cash at the same rate and on the same terms as the New Series A Notes. The Company has assumed the interest will be paid in cash at a rate of 9% in all calculations involving the interest payments on the Series B Notes in these condensed consolidated financial statements. Interest accrued on the New Series B Notes from April 1, 2004, as if the New Series B Notes had been issued on such date. The Company paid interest of approximately $0.4 million on each of October 4, 2004, April 1, 2005, and October 3, 2005 related to the Series B Notes. The New Series A and Series B Notes are jointly and severally guaranteed by the Subsidiary Guarantors and secured by substantially all of the assets of the Subsidiary Guarantors.

The cash payment made on October 4, 2004 as additional consideration to the Series A and Series B bondholders was funded by new subordinated indebtedness to N.E.S. Investment Co. in the amount of $10 million and additional borrowings from the Company's revolving line of credit. The note payable to N.E.S. Investment Co. accrues interest at a rate of 9%, payable in kind, compounded annually. The additional consideration paid by the Company on October 3, 2005 to the Series A and Series B bondholders was funded with an additional $2 million of subordinated indebtedness to N.E.S. Investment Co.

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

The outstanding indebtedness has been classified as short and long-term liabilities as of September 30, 2005 based upon the payment terms of the new debt. The following table summarizes the reduction in the balance of the Senior Notes based upon the payment requirements over the terms of the Series A and Series B Notes:

Balance at September 30, 2005 of Senior Notes, including
   current portion of $7,967,604                                $ 102,357,446
October 2005 payment as additional consideration                   (1,821,166)
Interest payments on Series A Notes, 2005-2008                    (18,644,193)
Interest payments on Series B Notes, 2005-2008                     (2,868,337)
Maturity of outstanding 11% Senior Notes due 2007                 (10,730,000)
                                                            -------------------
Maturity of Series A and Series B Notes due 2008                $  68,293,750
                                                            ===================

At September 30, 2005, the Company had cash and cash equivalents of approximately $1.5 million and approximately $10.5 million available for use under its domestic credit facility, representing approximately $12.0 million of liquidity. With the completion of the debt exchange in October 2004, the Company has reduced its annual debt service requirements related to interest payments by approximately $4.8 million. Annual debt service on the New Series A and Series B Notes due 2008 combined with the outstanding Senior Notes due 2007 is approximately $7.3 million, a decrease of $5.9 million from $13.2 million prior to the debt exchange. In order to partially fund the cash payments as additional consideration to the Series A and Series B bondholders, the Company increased the balance of a term loan with Bank One by approximately $3.8 million and entered into a subordinated promissory note with N.E.S. Investment Co. in the amount of $10 million. The annual debt service requirements for interest related to these debt instruments are approximately $0.2 million in cash and $0.9 million in kind. In October 2005, the Company made a cash payment as additional consideration to the Series A and Series B bondholders for approximately $1.8 million, funded by a $2 million increase in the subordinated promissory note with N.E.S. Investment Co. and increasing the annual debt service requirements by approximately $0.2 million in kind. As of September 30, 2005, the Company's working capital increased approximately $12.1 million from December 31, 2004, primarily due to higher accounts receivable and inventory balances, partially offset by increased other accrued liabilities and income taxes payable. The Company does not expect additional increases in working capital components during the next quarter. The Company expects current financial resources, existing lines of credit, and funds from operations to be adequate to meet anticipated cash requirements.

International Operations

The Company transacts business in a number of countries throughout the world and has facilities in the United States, Australia, the United Kingdom, and South Africa. As a result, the Company is subject to business risks inherent in non-U.S. operations, including political and economic uncertainty, import and export limitations, exchange controls and currency fluctuations. The Company believes that the risks related to its foreign operations are mitigated by the relative political and economic stability of the countries in which its largest foreign operations are located. The principal foreign currencies in which the Company transacts business are the Australian dollar, the British pound sterling, and the South African rand. As the U.S. dollar strengthens and weakens against these foreign currencies, the Company's financial results will be affected. As discussed previously, the Company's net sales for the nine months ended September 30, 2005 increased by approximately $2.3 million over the corresponding period in the prior year due to changes in foreign currency translation rates, primarily the strengthening of the Australian dollar and the

British pound sterling against the U.S. dollar. The fluctuation of the U.S. dollar versus other currencies also resulted in foreign currency translation losses included in the accumulated other comprehensive income (loss) component of stockholder's equity (deficit) of approximately $0.4 million and $0.2 million for the nine months ended September 30, 2005 and 2004, respectively.

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

Item 4.    Controls and Procedures

As of September 30, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the Securities and Exchange Commission. There were no significant changes in the Company's internal controls over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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


                                    CONTINENTAL GLOBAL GROUP, INC.

                                    By: /s/ Jimmy L. Dickinson
                                        ------------------------
                                        Jimmy L. Dickinson

                                        Vice President and Chief Financial
                                        Officer (As duly authorized
                                        representative and as Principal
                                        Financial and Accounting Officer)

                                    CONTINENTAL CONVEYOR & EQUIPMENT COMPANY

                                    By: /s/ Jimmy L. Dickinson
                                        -------------------------
                                        Jimmy L. Dickinson

                                        Vice President - Finance (As duly
                                        authorized representative and as
                                        Principal Financial and Accounting
                                        Officer)

                                    GOODMAN CONVEYOR COMPANY

                                    By: /s/ J. Mark Etchberger
                                        ------------------------
                                        J. Mark Etchberger

                                        Controller (As duly authorized
                                        representative and as Principal
                                        Financial and Accounting Officer)


Date:  November 14, 2005

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