Form 10-K
period 2006-12-31
CONTINENTAL CONVEYOR & EQUIPMENT CO; CONTINENTAL GLOBAL GROUP INC; GOODMAN CONVEYOR CO
filed 2007-04-02
CIK 24008, 1039785, 1039786

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _______________ to __________________

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

Securities registered pursuant to Section 12(b) of the Act:   None
Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [x] No [ ]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Act.
Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2006 was $-0-.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
As of March 15, 2007, there were 100 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None

                         CONTINENTAL GLOBAL GROUP, INC.

                          2006 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

 Item                                                                                                       Page
 Number                                                                                                    Number
 ------                                                                                                    ------

               Cautionary Statement for Safe Harbor Purposes                                                    1
                                     PART I
      1        Business                                                                                         2
     1A        Risk Factors                                                                                     5
     1B        Unresolved Staff Comments                                                                        8
      2        Properties                                                                                       9
      3        Legal Proceedings                                                                               10
      4        Submission of Matters to a Vote of Security Holders                                             10
                                     PART II
      5        Market for Registrant's Common Stock and Related Stockholder Matters                            10
      6        Selected Financial Data                                                                         11
      7        Management's Discussion and Analysis of Financial Condition and Results of Operations
                                                                                                               12
     7A        Quantitative and Qualitative Disclosures about Market Risk                                      22
      8        Financial Statements and Supplementary Data                                                     23
      9        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
                                                                                                               58
     9A        Controls and Procedures                                                                         58
                                    PART III
     10        Directors and Executive Officers of the Registrant                                              58
     11        Executive Compensation                                                                          61
     12        Security Ownership of Certain Beneficial Owners and Management                                  63
     13        Certain Relationships and Related Transactions                                                  63
     14        Principal Accountant Fees and Services                                                          64
                                     PART IV
     15        Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                65
               Signatures                                                                                      66
               Index of Exhibits

CAUTIONARY STATEMENT FOR SAFE HARBOR PURPOSES

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS. AS A GENERAL MATTER, FORWARD-LOOKING STATEMENTS ARE THOSE FOCUSED UPON FUTURE PLANS, OBJECTIVES OR PERFORMANCE AS OPPOSED TO HISTORICAL ITEMS AND INCLUDE STATEMENTS OF ANTICIPATED EVENTS OR TRENDS AND EXPECTATIONS AND BELIEFS RELATING TO MATTERS THAT ARE NOT HISTORICAL IN NATURE. SUCH FORWARD LOOKING STATEMENTS ARE SUBJECT TO UNCERTAINTIES AND FACTORS RELATING TO THE COMPANY'S OPERATIONS AND BUSINESS ENVIRONMENT, ALL OF WHICH ARE DIFFICULT TO PREDICT AND MANY OF WHICH ARE BEYOND THE CONTROL OF THE COMPANY, THAT COULD CAUSE ACTUAL RESULTS OF THE COMPANY TO DIFFER MATERIALLY FROM THOSE MATTERS EXPRESSED IN OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS.

THE COMPANY BELIEVES ITS PRIMARY RISK RACTORS INCLUDE, BUT ARE NOT LIMITED TO, THOSE IDENTIFIED IN "RISK FACTORS" AT PART I, ITEM 1A. PLEASE READ THESE DISCLOSURES CAREFULLY.

IN ADDITION, THE COMPANY'S FUTURE RESULTS OF OPERATIONS, FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES COULD BE MATERIALLY ADVERSELY AFFECTED BY, AMONG OTHER THINGS, ECONOMIC AND POLITICAL UNCERTAINTIES OR PROLONGED ECONOMIC RECESSION.

                                     PART I

Item 1.  Business

General

Continental Global Group, Inc. (hereinafter referred to as the "Company"), through its subsidiaries, is a leading designer and manufacturer of conveyor systems and components for mining applications, primarily in the coal industry. The Company is a holding company organized under the Delaware General Corporation Law and conducts all of its business through its direct and indirect operating subsidiaries. The Company's direct operating subsidiaries are Continental Conveyor and Equipment Company ("Continental") and Goodman Conveyor Company ("Goodman"). The Company also owns indirectly all of the capital stock of Continental Conveyor & Equipment Pty. Ltd. ("CCE Pty. Ltd."), an Australian holding company that owns all of the capital stock of four Australian operating companies and Continental Conveyor (Beijing) Trading Company Limited, a Chinese trading company. The Company also owns indirectly all of the capital stock of Continental Conveyor Ltd., a U.K. operating company; and Continental MECO (Pty.) Ltd., a South African operating company.

While the Company primarily manages its operations on a geographical basis, the Company operates in two principal business segments: conveyor equipment and manufactured housing products. The conveyor equipment business, which comprised approximately 92%, 89%, and 89% of net sales for 2006, 2005, and 2004, respectively, markets its products in four main business areas. The mining equipment business area includes the design, manufacture and testing of complete belt conveyor systems and components for mining application primarily in the coal industry. The conveyor components business area manufactures and sells components for conveyor systems primarily for resale through distributor networks. The engineered systems business area uses specialized project management and engineering skills to combine mining equipment products, purchased equipment, steel fabrication and other outside services for sale as complete conveyor equipment systems that meet specific customer requirements. The bulk conveyor equipment business area designs and manufactures a complete range of conveyor equipment sold to transport bulk materials, such as cement, lime, food products and industrial waste.

The Company's manufactured housing products business, which comprised approximately 8%, 11%, and 11% of net sales for 2006, 2005, and 2004, respectively, manufactures and/or refurbishes axle components sold directly to the manufactured housing industry. As part of this segment, the Company also sells mounted tire and rim assemblies to the manufactured housing industry. Included in the other category is primarily the manufacture and sale of air filtration equipment for use in enclosed environments, principally in the textile industry.

Approximately 71% or $250.2 million of the Company's 2006 net sales were generated in the United States, 16% or $57.2 million in Australia, 11% or $40.4 million in the United Kingdom, and 2% or $7.4 million in other countries.

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

For the years ended December 31, 2006, 2005 and 2004, the Company did not have sales to any single customer which exceeded 10% of the Company's total net sales. Net sales to the Company's top five conveyor equipment customers represented approximately 27%, 25%, and 23% of the Company's total net sales for 2006, 2005 and 2004, respectively. Although the Company has preferred supplier arrangements with a number of its major customers pursuant to which the Company and such customers effectively operate on a long-term basis, such arrangements generally are not governed by long-term contracts and may be terminated by either party at any time. A substantial portion of the Company's sales is on a project by project basis.

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

Suppliers

The primary raw materials used by the Company to produce its products are steel and miscellaneous purchased parts such as bearings, electric motors and gear reducers. During 2005, due to the increase in production, the Company experienced some delays in the delivery of these materials and components which created some difficulties in meeting production and delivery obligations. The Company has addressed these issues and believes that it has adequate sources of supply for its raw materials and components. The Company is not dependent upon any single supplier for any materials essential to its business or that are not otherwise commercially available.

Backlog

Backlog at December 31, 2006 was $103.1 million, a decrease of $34.0 million, or 25%, from $137.1 million at December 31, 2005 and a decrease of $15.4 million, or 13%, from $118.5 million at September 30, 2006. At December 31, 2006, backlog in the domestic operations of the Company's conveyor equipment segment was $62.7 million, a decrease of $16.1 million from September 30, 2006, and backlog in the foreign operations of the Company's conveyor equipment segment was $40.4 million, an increase of $0.7 million from September 30, 2006. Management believes that approximately 95% of the backlog at December 31, 2006 will be shipped in 2007.

Employees

As of December 31, 2006, the Company had approximately 1,430 employees, approximately 950 of whom were located in the United States. Approximately 290 of the employees at the Company's Winfield, Alabama facility are represented by The United Steelworkers of America Union and are covered by a three year collective bargaining agreement that expires in May 2007. Approximately 90 production employees at the Company's Australian subsidiary are covered by collective bargaining agreements that expire in 2009. Approximately 140 of the production employees at the Company's United Kingdom subsidiary are covered by an annual collective bargaining agreement that expires in December 2007. Approximately 80 of the production employees at the Company's South African subsidiary are covered by an annual collective bargaining agreement that expires in June 2007. The Company has not experienced any work stoppages since 1971 and believes its relations with its employees are good.

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

Item 1A.  Risk Factors

The Company's business can be affected by a number of factors, including but not limited to those set forth below and elsewhere in this Report on Form 10-K. If any of the following risks actually occur, the Company's business, financial condition, results of operations and cash flows could be materially adversely affected.

Adverse developments in the coal mining industry could have a material adverse impact on our business and results of operations.

Approximately 58% of our net sales in 2006 related to the manufacture and sale of conveyor systems and components to companies engaged principally in underground and surface mining of coal in the United States, Australia, South Africa, China and various other locations worldwide. Accordingly, our results of operations and financial condition may be materially affected by adverse regional or worldwide developments in the coal mining industry, including the risks and hazards inherent to the coal mining industry. Such factors include:

o        the price of coal;
o        mechanical equipment performance;
o        ease or difficulty of mining reserves;
o        labor grievances, strikes and other labor disputes;
o        severe weather;
o effects of compliance with environmental, occupational safety and other applicable regulations; and o operational and geological factors related to available mine reserves.

Labor stoppages, in particular, can have a particularly significant and broad-based effect upon the coal industry.

In addition, a significant portion of worldwide coal production is utilized by electric utilities, and the demand for coal is highly dependent upon the demand for electricity, which in turn depends to a large extent upon the level of economic activity. The demand by electric utilities for coal also is related to the availability and cost in any given location of alternative sources of energy, such as natural gas, oil or nuclear power. Adverse developments relating to the demand by electric utilities or the coal mining industry generally could have an adverse impact on our business and results of operations.


Our business experiences substantial fluctuations between periods and such fluctuations may adversely affect our business and results of operations in particular periods.

Our net sales and operating results often fluctuate significantly from period to period. Because we generally recognize net sales upon shipment of product, the timing of a small number of contracts in any particular quarter or year may adversely affect operating results. In addition, net sales and gross profit may fluctuate due to the size of the contracts and the requirements of each contract. As a result of these and other factors, we could experience significant fluctuations in net sales and operating results in future periods, which could adversely impact business.

A significant reduction in the price of coal could adversely affect our customers' willingness to consummate capital expenditures and purchase our products, which would adversely affect results of operations.

Recently, coal prices have decreased and we are unable to predict price levels of coal in 2007. To the extent that coal prices are increasing, our customers generally are more likely to consummate capital expenditures, expand their operations and/or purchase our products or services. Should coal prices continue to decrease or change suddenly, our customers may cancel their outstanding orders or delay capital expenditures or other purchases, which would adversely affect results of operations.


The loss of business of any of our top five customers could have an adverse impact on our business.

In 2006, net sales to our top five customers represented approximately 27% of total net sales for the year. The loss of business from any of these customers, or a significant decrease or interruption in the business from such customers, could have a material adverse impact on our business.


Our level of international operations subjects us to a number of risks, including foreign currency fluctuations, political and economic instability and regulatory and trade restrictions, which could have an adverse impact upon our results of operations.

During 2006, $105.0 million, or 30%, of our net sales and $5.5 million, or 13%, of our operating income were generated outside of the United States. We conduct our international businesses in local currencies and other regional currencies, so foreign sales and earnings vary with currency exchange fluctuations. In addition, international manufacturing and sales are subject to other risks including:

o        political and economic instability in a particular country or region;

o        labor unrest;

o restrictions on transfer of funds; regulation, import and export duties and quotas;

o        domestic and foreign customs and tariffs;

o        difficulty in obtaining distribution and support;

o        difficulty in staffing and managing widespread operations;

o restrictions on our ability to own or operate subsidiaries, make investments or acquire new businesses in these jurisdictions;

o        requirements relating to payments by subsidiaries; and

o        adverse tax consequences.

Significant changes in currency exchange rates or these other factors could have an adverse impact upon our results of operations.

The loss of management personnel or management services could have an adverse impact upon our business.

Our success depends in large part upon our management personnel and that of our operating subsidiaries. The loss of services of some of these employees could have a material adverse effect upon us or a particular operating subsidiary. In addition, we have entered into a management agreement with Nesco, Inc., an affiliate of N.E.S. Investment Co., to perform various management oversight services. The loss of such support also could have a material adverse effect on our ability to operate our business.


As a controlled company, we are subject to the oversight of our sole shareholder and the board members that the shareholder appoints, and the interests of the sole shareholder may differ from the interests of bondholders.

We are a wholly-owned subsidiary of N.E.S. Investment Co. and N.E.S. Investment Co. controls the election of our directors. Through its interest in the company, N.E.S. Investment Co. has the right to approve many of our significant company actions, such as entering into material affiliate contracts or agreements, acquiring assets outside the ordinary course of business, merging or consolidating with another person, selling any material assets other than inventory sold in the ordinary course of business, making certain advances or loans, making any material capital expenditures, or effecting a liquidation or dissolution.


Our backlog may not be necessarily indicative of the level of our future revenues.

In this Report on Form 10-K, we have described our backlog and management's expectations regarding the fulfillment of that backlog. Although we believe backlog is an indicator of future revenues, the reported backlog may not be converted into sales in any particular period and actual sales from such contracts may not equal backlog estimates. Therefore, our backlog may not be necessarily indicative of the level of our future revenues.


Some of our employees belong to labor unions, and strikes or work stoppages could adversely affect our results of operations.

Disputes under our existing collective bargaining agreements or the inability to negotiate favorable extensions to such agreements could result in strikes, work stoppages or other slowdowns. Although our relations with our employees have generally been good, we cannot assure that our relations with employees will remain positive or that union organizers will not be successful in future attempts to organize the workforce at other facilities. Any adverse events could cause a significant disruption in our business operations and higher labor costs, either of which could adversely affect our results of operations.


We compete in a highly competitive and concentrated industry, and this competition or industry consolidation may adversely impact our financial results.

We face aggressive competition by a concentrated group of competitors in all geographic markets and each industry sector in which we operate. Some of these companies have greater resources than we have. In addition, at times, Continental Conveyor and Goodman, which have separate management and operate independently, compete with each other. The effect of this competition could reduce our revenues and margins, limit our ability to grow, increase pricing pressure on products and otherwise affect financial results. In addition, because of the concentrated nature of competitors and customers, we face a heightened risk that further consolidation in the industry among or between competitors and customers could adversely impact our financial results.

Raw materials used to produce our products are subject to price fluctuations that could increase costs of production and adversely affect profitability.

Raw materials used to produce our products are subject to price fluctuations that could increase costs of production and adversely affect profitability. The most significant material used to produce our products, steel, is sourced on a global or regional basis and the prices of that material are susceptible to price fluctuations due to supply and demand trends, transportation costs, government regulations and tariffs, changes in currency exchange rates, price controls, the economic climate, alternative products and other unforeseen circumstances. If we are unable to pass on material price increases to our customers, future profitability may be materially adversely affected.


Because a substantial portion of our sales are on a purchase order basis, or based on arrangements that can be canceled at any time, and because we rely on estimated forecasts of customers' needs, inaccurate forecasts could adversely affect our business.

A substantial portion of our sales are on a purchase order basis rather than long-term purchase commitments. Therefore, we rely on estimated demand forecasts, based upon input from customers, to determine how much material to purchase and product to manufacture. Because sales are generally based on purchase orders, customers may cancel, delay or otherwise modify their purchase commitments with little or no consequence to them and with little or no notice to us. In addition, although we have preferred supplier arrangements with several of the world's largest coal and mineral mining companies, these arrangements are not governed by long-term contracts and may be terminated at any time by either party. For these reasons, we cannot provide assurance as to the quantities or timing required by our customers for our products. Whether in response to changes affecting the industry or a customer's specific business pressures, any cancellation, delay or other modification in customers' orders could significantly reduce revenue, cause operating results to fluctuate from period to period and make it more difficult to predict revenue. In the event of a cancellation or reduction of an order, we may not have enough time to reduce operating expenses to minimize the effect of the lost revenue on business and may purchase too much inventory and spend more capital than expected.


We may be liable for product liability claims that exceed our insurance coverage.

The nature of our business subjects us to product liability claims in the event that the use of our products is alleged to have resulted in injury or other adverse effects. We maintain reserves and liability insurance coverage, but we cannot assure that we will be able to obtain such insurance on acceptable terms in the future, if at all, or that any such insurance will provide adequate coverage against potential claims. Product liability claims can be expensive to defend and can divert the attention of management and other personnel for long periods of time, regardless of the outcome. An unsuccessful product liability defense could have a material adverse effect on our business, financial condition, results of operations and reputation.

Item 1B.  Unresolved Staff Comments

The Company has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its 2006 fiscal year and that remain unresolved.

Item 2.  Properties

The Company conducts its operations through the following primary facilities:

                                           Approximate                                         Owned/
Location                                  Square Footage           Principal Function          Leased

United States:
   Winfield, Alabama                             220,000     Headquarters, manufacturing        Owned
   Canonsburg, Pennsylvania                        2,993     Administration                     Leased(1)
   Belton, South Carolina                        191,000     Administration, manufacturing      Owned
   Salyersville, Kentucky                        111,000     Manufacturing                      Owned
   Pueblo, Colorado                               75,600     Manufacturing, warehouse           Owned
   Eatonton, Georgia                              22,000     Manufacturing, warehouse           Owned
   Phil Campbell, Alabama                         47,000     Administration, manufacturing      Owned

Australia:
   Somersby, New South Wales                      49,655     Administration, engineering,       Owned
                                                               sales, and manufacturing
                                                   6,975     Engineering                        Leased(2)
   Mackay, Queensland                             21,086     Manufacturing, and installation    Leased(3)
                                                               support
                                                  31,151     Manufacturing, and installation    Leased(4)
                                                               support
   Minto,  New South Wales                        23,024     Manufacturing                      Owned

England:
   Sunderland, Tyne & Wear                       100,000     Administration, engineering,       Leased(5)
                                                               sales, and manufacturing

South Africa:
   Alrode, South Africa                           55,854     Administration, engineering,       Leased(6)
                                                               sales, and manufacturing

China:
   Beijing, China                                  2,033     Administration and sales           Leased(7)

-----------------------------

(1) Lease expires in October 2007 with option to renew the lease for an additional two years at the expiration of the current lease period.
(2)  Lease expires in January 2008.
(3)  Lease expires in December 2013.
(4)  Leased on a month to month lease.
(5) Lease expires in November 2021 with options to end the lease in 2011 and 2016.
(6) Lease expires in May 2007. The Company has an option to renew the lease for an additional two years at the expiration of the current lease period.
(7)  Lease expires in September 2008.

In addition to the foregoing facilities, the Company has a number of leased warehouses and field sales offices in various locations throughout the United States, Australia, and Russia. The Company believes that substantially all of its property and equipment is in a condition appropriate for its operations and that it has sufficient capacity to meet its current operational needs. Each of the Company-owned United States facilities is subject to a mortgage securing payment of indebtedness under the Company's Revolving Credit Facility. In addition, the Company's owned facilities in Australia are subject to mortgage securing payment of indebtedness under the Australian Revolving Credit Facility. See Note E, "Financing Arrangements," to the Consolidated Financial Statements.

Item 3.  Legal Proceedings

There are pending or threatened against the Company or its subsidiaries various claims and lawsuits, all arising from the ordinary course of business with respect to commercial and products liability matters, which seek remedies or damages. The Company believes that any liability that may finally be determined with respect to commercial and product liability claims should not have a material adverse effect on its financial condition. Legal costs are generally expensed when incurred.

At December 31, 2006 and 2005, the Company's Consolidated Balance Sheet includes an accrued liability for any pending or threatened claim with respect to any commercial and products liability matter of $0.3 million, and was included in current liabilities as Other Accrued Liabilities.

In August and September 2003, Continental Conveyor & Equipment Company was served as one of fifty-eight known and unknown defendants in nineteen separate actions pending in various state courts in the State of Alabama alleging various contract, tort and warranty claims. All claims in such actions arose out of alleged injuries and deaths occurring at the Jim Walters Resources No. 5 Mine which occurred on September 23, 2001. A settlement of these actions has been agreed to by the parties involved, pending approval by the courts. The proposed settlement does not materially impact the Company's financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 2006.


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The Company is a direct wholly-owned subsidiary of N.E.S. Investment Co. There is no established public trading market for the Company's common stock. As of March 15, 2006, the Company had one stockholder. The Company paid no dividends in 2006 or 2005. See Note E, "Financing Arrangements", to the Consolidated Financial Statements, Part II, Item 8, for limitations on dividends.

Item 6.  Selected Financial Data

The following table presents selected financial and operating data of the Company for each of the five years in the period ended December 31, 2006. The data should be read in conjunction with the Consolidated Financial Statements and related Notes included in this report on Form 10-K.

                                               2006        2005        2004         2003        2002
                                           --------------------------------------------------------------
                                                          (Data in 000's, except ratios)
Income Statement Data:
Net sales                                    $ 355,245   $ 302,246   $ 235,719    $ 194,341   $ 184,976
Gross profit                                    75,539      66,372      39,949       26,676      29,774
Operating income                                42,156      36,115      13,104        3,475       6,645
Interest expense, net                            4,820       4,809       6,909       15,265      15,220
Income (loss) before cumulative effect of
   change in accounting principle               27,727      22,891       3,860      (12,633)     (8,692)
Net income (loss) (1)                           27,727      22,891       3,860      (12,633)    (12,542)

Other Data:
Depreciation and amortization                    2,136       2,042       2,297        2,221       2,283
Cash flows from operating activities            18,890      13,756       1,876       (5,394)     (1,560)
Cash flows from investing activities            (3,699)     (3,547)       (687)        (688)     (1,227)
Cash flows from financing activities           (11,545)    (10,547)     (1,159)       1,249      (6,283)
Ratio of earnings to fixed charges (2)            7.20        6.18        1.91            -           -

Balance Sheet Data:
Cash and cash equivalents                        4,372         543         887          851       5,635
Total assets                                   142,920     124,206     100,227       87,763      89,667
Senior Notes in default                              -           -           -      120,000           -
Long-term debt, including current portion      112,555     117,015     122,057        2,916     122,887
Stockholder's equity (deficit)                 (39,132)    (68,246)    (90,186)     (94,275)    (82,721)

(1)   In 2002, the Company adopted Statement of Financial Accounting Standards
      (SFAS) No. 142, "Goodwill and Other Intangible Assets," and as a result no longer amortizes goodwill. Net loss in 2002 includes a non-cash goodwill impairment write-down recorded as a cumulative effect of change in accounting principle of $3,850.

(2) Earnings consist of income before income taxes and accounting change plus fixed charges. Fixed charges consist of interest expense, amortization of deferred financing costs and one-third of rent expense from operating leases, which management believes is a reasonable approximation of an interest factor. Earnings were inadequate to cover fixed charges in the years ended December 31, 2003 and 2002 by $12,629 and $8,689, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth, on a comparative basis, certain income statement data as a percentage of net sales for the fiscal years ended December 31, 2006, 2005, and 2005.

                                           Year ended December 31
                           ---------------------------------------------------
                                   2006             2005              2004

Net sales                         100.0%           100.0%            100.0%
Cost of products sold              78.7             78.0              83.1
Gross profit                       21.3             22.0              16.9
SG&A expenses                       8.7              9.3              10.9
Management fee                      0.7              0.7               0.3
Restructuring charges               -                0.1               0.1
Operating income                   11.9             11.9               5.6

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net Sales
Net sales increased $53.0 million, or 18%, from $302.2 million in 2005 to $355.2 million in 2006. Net sales in the Company's conveyor equipment segment have been favorably impacted as a result of the strong demand for coal. Net sales in the domestic operations of the conveyor equipment segment increased $39.0 million primarily due to increased sales volumes. The increased sales volumes resulted from improved market conditions in the coal industry which resulted in increased capital spending by the Company's major customers in this industry. The capital investment needs of these customers could change in the future. The Company's domestic subsidiaries began the year with a backlog of $92.4 million compared to $21.5 million on January 1, 2005. Domestic backlog at December 31, 2006 was $62.7 million. Net sales in the foreign operations of the Company's conveyor equipment segment increased $19.6 million, net of a $0.8 million decrease due to changes in foreign currency translation rates. When adjusted for foreign currency fluctuations, net sales in the Company's Australian and United Kingdom subsidiaries increased $12.3 million and $9.9 million, respectively, while net sales in the Company's South African subsidiary decreased $1.8 million. The increases in Australia and the United Kingdom resulted from increased shipments due to improved market conditions. Australia began the period with a backlog of $34.7 million compared to $14.0 million at the beginning of 2005. The increase in the United Kingdom was due to increased sales of both engineered systems projects and component sales to the OEM (original equipment manufacturer) industry. The decrease in South Africa was the result of decreased sales volumes and reduced selling prices due to increased competition in the South African market. Net sales in the Company's manufactured housing segment decreased $5.6 million or 17%. Based on the Manufactured Housing Institute's economic report for December 2006, shipments of manufactured homes for the twelve months ended December 31, 2006 decreased 20% from the same period in 2005. Net sales in the Company's other segment were unchanged.

Gross Profit
Gross profit increased $9.2 million, or 14%, from $66.3 million in 2005 to $75.5 million in 2006. Gross profit in the domestic operations of the Company's conveyor equipment segment increased $7.6 million primarily due to increased sales volume. Gross profit in the foreign operations of the Company's conveyor equipment segment increased $2.3 million in Australia and $1.8 million in the United Kingdom due to increased sales volume, offset by a $1.4 million decrease in South Africa as a result of reduced volume and lower selling prices. Gross profit in the Company's manufactured housing segment decreased $1.1 million due to lower sales volume.

Gross profit as a percentage of net sales decreased from 22.0% in 2005 to 21.3% in 2006. This decrease primarily resulted from reduced profit margins in the South African subsidiary and in the manufactured housing segment. The reduction in South Africa was due to reduced sales volumes and lower selling prices. The decrease in the manufactured housing segment resulted from lower sales volume.

SG&A Expenses
SG&A expenses increased $2.9 million or 10%, from $28.1 million in 2005 to $31.0 million in 2006. As a percentage of net sales, SG&A expenses decreased from 9.3% in 2005 to 8.7% in 2006. SG&A expenses in the domestic operations the Company's conveyor equipment segment increased $1.0 million due to increased commission expense, personnel costs and insurance expense as result of higher net sales. SG&A expenses in the foreign operations of the Company conveyor equipment segment increased due to increases of $0.1 million, $0.4 million and $ 0.1 million at the Company's Australian, United Kingdom and South African subsidiaries, respectively. These increases were due to higher personnel and marketing costs associated with the increase in net sales. SG&A expenses at the Company's manufactured housing segment increased $0.3 million primarily due to increased bad debt expense. Corporate SG&A expenses increased $1.0 million due to the increase in personnel expenses associated with the appointment of a new CEO in February 2006, replacing the interim CEO who had served for the previous ten months.

Operating Income
Operating income increased $6.1 million, or 17%, from $36.1 million in 2005 to $42.2 million in 2006. The increase resulted from the $9.2 million increase in gross profit, partially offset by the $2.9 million increase in SG&A expenses and a $0.2 million increase in other operating expenses, primarily accrued management fee expenses.

Income Tax Expense
Income tax expense increased $1.4 million, from $7.2 million in 2005 to $8.6 million in 2006. The increase resulted from the Company's increased profits.

The Company's effective income tax rate of 24% is less than the statutory rate primarily due to a favorable income tax benefit for interest payments on the New Series A and Series B Notes due 2008 which are recorded as a reduction of the outstanding indebtedness for financial reporting purposes. In addition, the Company has not recognized income tax expense in certain of its foreign subsidiaries due to the reversal of an income tax valuation allowance.

Net Income
Net income increased $4.8 million, or 21%, from $22.9 million in 2005 to $27.7 million in 2006. This increase resulted from the $6.1 million increase in operating income combined with a $0.1 million decrease in miscellaneous expense (income) and partially offset by the $1.4 million increase in income tax expense.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net Sales
Net sales increased $66.5 million, or 28%, from $235.7 million in 2004 to $302.2 million in 2005. Net sales in the domestic operations of the Company's conveyor equipment segment increased $68.2 million due to increased sales volumes and increased sales prices in all business areas of the conveyor equipment segment. The increase in sales volume was due primarily to improved market conditions in the coal industry, which created higher demand for coal and resulted in increased capital spending by the Company's major customers in the coal industry. The increase in sales prices in 2005 resulted from significant steel price increases from the Company's vendors which began in March 2004 and continued through the end of 2004. Net sales in the foreign operations of the Company's conveyor equipment segment decreased $9.1 million, net of a $1.4 million increase due to changes in foreign currency translation rates. When adjusted for variations in foreign exchange rates, net sales in the foreign operations decreased $10.5 million due to decreases in the Company's Australian and United Kingdom subsidiaries of $6.1 million each, offset by an increase in the Company's South African subsidiary of $1.7 million. The decrease in Australia resulted from significant shipments on a major contract in the second quarter of 2004 which did not reoccur in 2005. The decrease in the United Kingdom resulted from decreased sales of engineered systems contracts, primarily to the tunneling industry. The increase in South Africa was due to improved market conditions in the coal industry in South Africa. Net sales in the Company's manufactured housing segment increased $7.4 million, or 28%, primarily due to a change in the product mix with more sales of new manufactured products which have a higher selling price than refurbished products. Based on the Manufactured Housing Institute's economic report for December, 2005, production of manufactured homes for the twelve months ended December 31, 2005 increased 12.3% from the same period in 2004. In the Gulf region, which is the Company's primary market area, production of manufactured homes in 2005 increased approximately 19% over 2004 due to FEMA and other hurricane related demand.

Gross Profit
Gross profit increased $26.4 million, or 66%, from $39.9 million in 2004 to $66.3 million in 2005. This increase in gross profit resulted from a $14.2 million increase due to increased sales volume combined with a $12.2 million increase due to improved margins. Gross profit in the domestic operations of the Company's conveyor equipment segment increased $23.5 million. This increase was primarily due to increased sales volume which contributed to a more efficient utilization of overhead expense and improved gross profit margins. Gross profit in the foreign operations of the conveyor equipment segment increased $1.7 million. Changes in foreign currency translation rates caused $0.2 million of this increase. Adjusted for variations in foreign exchange rates, gross profit in the Australian, United Kingdom and South African subsidiaries increased $0.2 million, $0.8 million and $0.5 million, respectively. The increase in Australia resulted from improved product mix with a larger percentage of sales of manufactured products which have a higher gross margin and a lower percentage of sales of purchased and resale items. The increase in the United Kingdom resulted from higher margins due to improved production methods and lower materials costs. In addition, there was also a change in the product mixture in the United Kingdom with decreased engineered systems sales in the tunneling industry (which have lower margins than sales of standard manufactured products) and increased sales to the mining industry which include higher sales volumes of the more profitable standard conveyor components. The increase in South Africa resulted from the increase in sales. Gross profit in the manufactured housing segment increased $1.2 million due to increased sales volume and increased selling prices.

Gross profit as a percentage of net sales increased from 16.9% in 2004 to 22.0% in 2005. This increase primarily resulted from the increased sales volume and improved utilization in the domestic conveyor equipment operations and the improved margins in the foreign operations of the Company's conveyor equipment segment.

SG&A Expenses
SG&A expenses increased $2.3 million, or 9%, from $25.8 million in 2004 to $28.1 million in 2005. As a percentage of net sales, SG&A expenses decreased from 10.9% in 2004 to 9.3% in 2005. SG&A expenses in the domestic operations of the Company's conveyor equipment segment increased $1.5 million due to increased personnel costs and insurance expense. SG&A expenses in the foreign operations of the Company's conveyor equipment segment increased $1.4 million, of which $0.2 million can be attributed to changes in foreign currency translation rates. The remaining $1.2 million increase resulted from increases of $0.7 million, $0.2 million, and $0.3 million at the Company's Australian, United Kingdom and South African subsidiaries, respectively. The increase in Australia was primarily due to higher engineering costs and increased insurance and professional expenses. The increase in the United Kingdom resulted from increased advertising and trade show expenses. The increase in South Africa was caused by increased selling expenses as a result of higher net sales. SG&A expenses at the Company's manufactured housing segment increased $0.1 million. Corporate SG&A expenses decreased $0.7 million primarily due to lower personnel expenses.

Operating Income
Operating income increased $23.0 million, or over 100%, from $13.1 million in 2004 to $36.1 million in 2005. This increased resulted from the $26.4 million increase in gross profit, partially offset by the $2.3 million increase in SG&A expenses and a $1.1 million increase in management fees. Management fees are based on the Company's Adjusted EBITDA and this increase is a direct result of the Company's increased profits.

Interest Expense, Net
Interest expense decreased $2.1 million, or 30%, from $6.9 million in 2004 to $4.8 million in 2005. This decrease primarily resulted from the reduction of interest on the Company's Senior Notes. Interest expense related to the 11% Senior Notes due 2007 decreased $3.0 million from $4.2 million in 2004 to $1.2 million in 2005. On October 4, 2004, the Company completed a restructuring of its 11% Senior Notes due 2007 which was accounted for according to Statement of Financial Accounting Standards ("SFAS") No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings". According to the provisions of SFAS No. 15, all interest payments on the Company's newly issued Series A and Series B Notes due 2008 are recorded as a reduction of outstanding indebtedness rather than interest expense. During 2005 and 2004, the Company paid interest of $3.4 million and $3.2 million, respectively. Interest paid in 2005 and 2004 does not include payments of $6.1 million and $3.1 million, respectively, related to the Company's New Series A and Series B Notes, which were recorded as a reduction in the balance of outstanding indebtedness. The decrease in interest expense on the Senior Notes was partially offset by a $0.8 million increase in interest expense on the Company's note payable to N.E.S. Investment Co. Refer to the Liquidity and Capital Resources section for further discussion of future interest payments.

Miscellaneous Expense (Income)
Miscellaneous expenses (income) increased $2.1 million, from income of $0.9 million in 2004 to expense of $1.2 million in 2005. The increase was primarily due to the fact that in 2004 the Company recorded a gain on debt restructuring, partially offset by significant debt restructuring expenses and these items did not recur in 2005.

Income Tax Expense
Income tax expense increased $3.9 million, from $3.3 million in 2004 to $7.2 million in 2005. The increase resulted from the increase in pre-tax income of the Company's domestic subsidiaries and the loss of all domestic tax attributes in the fourth quarter of 2004 due to the recognition of cancellation of indebtedness income which resulted from the restructuring of the Company's Senior Notes. The Company's effective income tax rate is less than the statutory rate in 2005 primarily due to a favorable income tax benefit for interest payments on the New Series A and Series B Notes due 2008 which are recorded as a reduction of the outstanding indebtedness for financial reporting purposes. In addition, the Company has not recognized income tax expense in certain of its foreign subsidiaries due to the reversal of an income tax valuation allowance.

Net Income
Net income increased $19.1 million, from $3.8 million in 2004 to $22.9 million in 2005. This increase resulted from the $23.0 million increase in operating income, combined with the $2.1 million decrease in interest expense, and partially offset by the $2.1 million increase in miscellaneous expense (income) and the $3.9 million increase in income tax expense.

Restructuring Charges
The Company incurred restructuring charges of approximately $0.1 million and $0.2 million in 2005 and 2004, respectively, related to changes in staffing and production requirements in its domestic operations. These charges consist primarily of severance costs associated with a reduction in personnel which occurred in 2002 and 2003. As part of this restructuring, in 2002 the Company developed a plan to discontinue the manufacturing operations in certain of its domestic facilities and merge these operations with other existing facilities. The process of merging the domestic operations began in 2003 and continued throughout 2004. Since 2002, the Company has incurred approximately $1.0 million in restructuring charges. As of December 31, 2006, the Company has paid approximately $0.9 million of the charges incurred to date, with the majority of the remainder expected to be paid by 2008. Due to increases in the Company's domestic backlog, the Company does not expect any further consolidation at this time.

Liquidity and Capital Resources

Net cash provided by operating activities was $18.9 million, $13.8 million, and $1.9 million for the years ended December 31, 2006, 2005, and 2004, respectively. The increase in operating cash flows from 2004 to 2006 is primarily the result of the increase in the Company's net income. Net cash provided by operations in 2006 resulted from current year net income of $27.7 million, combined with non-cash expenses of $1.4 million, and partially offset by a net increase in operating assets of $10.2 million. The net increase in operating assets resulted primarily from an increase in accounts receivable and inventory and a decrease in accounts payable and other liabilities. The increase in accounts receivable resulted from the increase in net sales. The increase in inventory primarily occurred in the Company's Australian subsidiary due to significant projects in process at the end of 2006 that will be completed and shipped in 2007. The decrease in accounts payable and other liabilities was primarily due to a decrease in accounts payable and income taxes payable at the Company's domestic subsidiaries. Net cash provided by operations in 2005 resulted from net income of $22.9 million combined with non-cash expenses of $3.9 million and offset by a net increase in operating assets of $13.0 million. The net increase in operating assets was primarily attributable to increases in accounts receivable, inventories, and accounts payable. The increase in accounts receivable resulted from higher net sales. The increase in inventories was due to higher production levels to support the Company's increased backlog. The increase in accounts payable occurred due to higher purchases related to the increased inventories. Net cash provided by operating activities in 2004 resulted from net income of $3.9 million combined with non-cash expenses of $6.6 million and offset by a net increase in operating assets of $8.6 million. The net increase in operating assets in 2004 was primarily caused by an increase in accounts receivable due to increased net sales.

Net cash used in investing activities was $3.7 million, $3.5 million, and $0.7 million for the years ended December 31, 2006, 2005 and 2004, respectively. Net cash used in investing activities represents net purchases of property, plant, and equipment for all years.

Net cash used in financing activities was $11.5 million, $10.5 million, and $1.2 million for the years ended December 31, 2006, 2005, and 2004, respectively. Net cash used in financing activities in 2006 resulted from a $5.5 million decrease in borrowings on notes payable, payments on Senior Notes of $6.1 million, and principal payments on long-term obligations of $1.1 million, partially offset by proceeds from long-term obligations of $1.2 million. The decrease in borrowings on notes payable resulted from a $1.8 million decrease in the domestic subsidiaries combined with a $3.7 million decrease in the foreign subsidiaries. Interest payments on the New Series A and Series B Notes of $6.1 million were recorded as a reduction in the outstanding debt balance. The proceeds from long-term obligations primarily resulted from an increase the Australian subsidiary's term loan and equipment loans.

Net cash used in financing activities in 2005 resulted from a net decrease in borrowings on notes payable of $4.2 million, payments on Senior Notes of $6.1 million, principal payments on long-term obligations of $0.9 million, and payments of additional consideration to bondholders of $1.8 million, partially offset by proceeds from long-term obligations of $2.5 million. The net decrease in borrowings on notes payable resulted from a decrease in borrowings in the domestic subsidiaries of $6.1 million, partially offset by an increase in borrowings in the foreign subsidiaries of $1.9 million. Interest payments on the New Series A and Series B Notes of $6.1 million were recorded as a reduction in the outstanding debt balance. The payment of additional consideration to bondholders of $1.8 million was equivalent to $2.00 per every $120 in Old Notes tendered in the October 2004 debt restructuring. Proceeds from long-term obligations include $2 million in subordinated indebtedness to N.E.S. Investment Co. used to fund the payment of additional consideration to bondholders.

Net cash used in financing activities in 2004 resulted from payments on Senior Notes of $3.1 million, principal payments on long-term obligations of $1.3 million and payments of additional consideration to bondholders of $14.1 million, offset by a net increase in borrowings on notes payable of $2.9 million and proceeds from long-term obligations of $14.4 million. The payment of additional consideration to bondholders of $14.1 million was equivalent to $15.50 per every $120 in Old Notes tendered in the debt restructuring. Proceeds from long-term obligations primarily included a $10.0 million note payable to N.E.S. Investment Co. used to partially fund the additional consideration payment to bondholders and a $3.8 million increase in a term loan with Bank One. Borrowings on notes payable at the Company's domestic subsidiaries increased $4.1 million in 2004 while borrowings on notes payable at the Company's foreign subsidiaries decreased $1.2 million in 2004.

The Company's primary capital requirements consist of capital expenditures and debt service. The Company utilizes cash on hand and its available credit facilities to satisfy these requirements. The Company's capital expenditures in 2006 and 2005 were approximately $3.8 million and $3.6 million, respectively, which included expenditures to improve productivity and for maintenance capital. In addition to the Company's debt service requirements for interest expense, as of December 31, 2006, the Company's domestic and foreign credit facilities had outstanding principal balances of approximately $5.4 million and $1.9 million, respectively.

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

According to the terms of the Indenture, the New Series A Notes will mature on October 1, 2008. Interest will accrue at the rate of 9% per annum and will be payable semiannually in arrears, in cash, on each April 1 and October 1 until maturity. Interest accrued on the New Series A Notes from April 1, 2004, as if the New Series A Notes had been issued on such date. The Company paid interest of approximately $2.7 million on the first business day of April and October beginning October 4, 2004 through October 2, 2006 related to the Series A Notes. The New Series B Notes will also mature on October 1, 2008. Interest will accrue at the rate of 13% per annum and will be payable semiannually in arrears, in kind, on each April 1 and October 1 until maturity. However, the Company has the right to make interest payment on the New Series B Notes in cash at the same rate and on the same terms as the New Series A Notes. The Company has assumed the interest will be paid in cash at a rate of 9% in all calculations involving the interest payments on the Series B Notes in these consolidated financial statements. Interest accrued on the New Series B Notes from April 1, 2004, as if the New Series B Notes had been issued on such date. The Company paid interest of approximately $0.4 million on the first business day of April and October beginning October 4, 2004 through October 2, 2006 related to the Series B Notes. The New Series A and Series B Notes are jointly and severally guaranteed by the Subsidiary Guarantors and secured by substantially all of the assets of the Subsidiary Guarantors.

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

Because the debt exchange meets the definition of a troubled debt restructuring, U.S. generally accepted accounting principles require that the Company follow the provisions of SFAS No. 15. However, the Company believes that additional information is necessary in order to keep the consolidated financial statements from being misleading. The Company accrued interest expense on the $120 million Old Notes during the first quarter of 2004. Beginning in the second quarter of 2004, under the provisions of SFAS No. 15, the Company accrued interest expense related to its Senior Notes only on the $10.7 million of Old Notes not tendered. All payments related to the New Series A and Series B Notes in 2004 and 2005 were recorded as a reduction in the balance of the Senior Notes. In future periods, the Company will not record any of the interest payments on the Series A and Series B Notes as interest expense in the statement of operations but rather as a reduction of the debt balance on the balance sheet. Associated with this debt exchange, the Company incurred in 2004 debt restructuring expenses of approximately $2.6 million and recorded a gain on debt restructuring of approximately $3.4 million, which are both included in miscellaneous expense (income) in the consolidated statement of operations.

The outstanding indebtedness has been classified as short and long-term liabilities as of December 31, 2006 based upon the payment terms of the new debt. The following table summarizes the reduction in the balance of the Senior Notes based upon the payment requirements over the terms of the Series A and Series B Notes:

Balance at December 31, 2006 of Senior Notes, including
   current portion of $16,876,438                                $ 91,316,624
Interest payments on Series A Notes, 2007-2008                    (10,653,824)
Interest payments on Series B Notes, 2007-2008                     (1,639,050)
Maturity of outstanding 11% Senior Notes due 2007                 (10,730,000)
                                                               ----------------
Maturity of Series A and Series B Notes due 2008                 $ 68,293,750
                                                               ================

At December 31, 2006, the Company had cash and cash equivalents of approximately $4.4 million and approximately $10.1 million available for use under its domestic credit facility, representing approximately $14.5 million of liquidity. This availability figure reflects a reserve of $10.7 million for the retirement of the Company's outstanding 11% Senior Notes due 2007. Without this reserve, the Company would have had approximately $20.8 million available for use under its domestic credit facility. With the completion of the debt exchange in October 2004, the Company reduced its annual debt service requirements related to interest payments on its Senior debt by approximately $5.9 million. Annual debt service on the New Series A and Series B Notes due 2008 combined with the outstanding Senior Notes due 2007 is approximately $7.3 million, down from $13.2 million prior to the debt exchange. In order to partially fund the cash payments as additional consideration to the Series A and Series B bondholders, the Company increased the balance of a term loan with Bank One by approximately $3.8 million and entered into subordinated promissory notes with N.E.S. Investment Co. in the amount of $12 million. The debt service for interest related to these debt instruments in 2006 was approximately $0.4 million in cash and $1.2 million in kind. The Company expects current financial resources, existing lines of credit, and funds from operations to be adequate to meet anticipated cash requirements.

The table below summarizes the Company's contractual payments, under debt agreements (including interest), capital leases, operating leases, and material purchase obligations as of December 31, 2006:

                                                                  Payments due by period
                                              ---------------------------------------------------------------
                                                                Less than
(dollars in thousands)                            Total           1 year       1 - 3 years     3 - 5 years
                                              --------------- --------------- --------------- ---------------

Notes payable                                     $   7,258       $  7,258         $      -        $     -
Senior Notes                                         91,907         17,467           74,440              -
Other long-term debt obligations                     23,367          2,595           20,695             77
Capital leases                                          815            315              471             29
Operating leases                                      7,267          1,376            2,282          3,609
Purchase obligations                                      -              -                -              -
                                              --------------- --------------- --------------- ---------------
Total                                             $ 130,614       $ 29,011         $ 97,888        $ 3,715
                                              =============== =============== =============== ===============

International Operations

The Company transacts business in a number of countries throughout the world and has facilities in the United States, Australia, the United Kingdom, South Africa, and a newly formed trading company in China. As a result, the Company is subject to business risks inherent in non-U.S. operations, including political and economic uncertainty, import and export limitations, exchange controls and currency fluctuations. The Company believes that the risks related to its foreign operations are mitigated by the relative political and economic stability of the countries in which its largest foreign operations are located. The principal foreign currencies in which the Company transacts business are the Australian dollar, the British pound sterling, and the South African rand. As the U.S. dollar strengthens and weakens against these foreign currencies, the Company's financial results will be affected. As discussed previously, the Company's net sales for the year ended December 31, 2006 decreased by approximately $0.8 million over the prior year due to changes in foreign currency translation rates, primarily the strengthening of the British pound against the U.S. dollar. The fluctuation of the U.S. dollar versus other currencies also resulted in foreign currency translation gains (losses) included in the accumulated other comprehensive loss component of stockholder's equity (deficit) of approximately $1.2 million and $(0.8) million for the years ended December 31, 2006 and 2005, respectively.

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

The results of the annual impairment tests completed in the fourth quarters of 2006 and 2005 indicated that there was no impairment. Changes in any of the assumptions underlying these estimates could result in a future impairment of goodwill.

Employee Benefit Plans
The Company accounts for its defined benefit pension plan using SFAS No. 158. Annual pension benefits under the Company's defined benefit plan are calculated by third party actuaries using standard actuarial methodologies. Significant assumptions used in the valuation of pension benefits include expected return on plan assets, discount rate, and any plan amendments. As a result of declines in interest rates and the market value of the Company's defined benefit pension plan assets in recent years, at December 31, 2006 the Company's defined benefit pension plan was underfunded by $1.5 million. The Company has recorded a liability equal to this underfunded amount. For further details regarding the Company's defined benefit pension plan, see Note G to the consolidated financial statements.

Deferred Taxes
Deferred income taxes reflect the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Tax credits are recognized as a reduction of income tax expense in the year the credit arises. A valuation allowance is established when necessary to reduce deferred tax assets to the amount more likely than not to be realized. At December 31, 2006, the Company had a valuation allowance of approximately $1.0 million against its foreign net operating loss carryforwards. Should the Company generate pre-tax income in their foreign subsidiaries in future periods, portions of the valuation allowance may be reversed against the current period tax expense (to the extent that the allowance is available to be reversed), resulting in higher net income for that period.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." FIN 48 clarifies the recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt this interpretation as required. The Company is currently evaluating the impact of this Interpretation on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)." SFAS No. 158 requires plan sponsors to recognize the funded status of their postretirement benefit plans in its statement of financial position, measure the fair value of plan assets and benefit obligations as of the balance sheet date and provide additional disclosures. On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158. The effect of adopting SFAS No. 158 on the Company's financial condition at December 31, 2006 has been included in the 2006 consolidated financial statements and did not have an effect on the Company's financial condition at December 31, 2005 or 2004 and did not effect the Company's consolidated statements of income for 2006, 2005, or 2004. The adoption of SFAS No. 158 resulted in an increase of $0.5 million on a pre-tax basis and a decrease of $0.4 million net of deferred tax benefits of $0.9 million on the Company's accumulated other comprehensive loss. See Note G, "Employee Benefit Plans," for further discussion on the effect of adopting SFAS No. 158 on the Company's consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

The following tables provide information about the Company's financial instruments that are sensitive to changes in interest rates. The tables present principal cash flows and related weighted-average interest rates by expected maturity dates for debt obligations as of December 31, 2006 and 2005.

                                         Interest Rate Sensitivity
                                   Principal Amount by Expected Maturity
                                           Average Interest Rate
                                           (dollars in thousands)

-------------------------------------------------------------------------------------------------------------
                                                                                                     Fair
                                                                                                     Value,
As of December 31, 2006:      2007      2008       2009       2010      2011   Thereafter  Total    12/31/06
-------------------------------------------------------------------------------------------------------------

Long-Term Obligations,
 including current portion
     Fixed Rate             $ 18,588  $ 89,031     $ 211      $ 67      $ -         $ - $ 107,897   $ 95,768
     Average interest rate        9%        9%        7%        7%

     Variable Rate             $ 506   $ 3,423       $ 6       $ 7      $ -         $ -   $ 3,942    $ 3,942
     Average interest rate        9%        9%       12%       12%


-------------------------------------------------------------------------------------------------------------
                                                                                                     Fair
                                                                                                     Value,
As of December 31, 2005:      2006      2007      2008       2009      2010   Thereafter   Total    12/31/05
-------------------------------------------------------------------------------------------------------------

Long-Term Obligations,
  including current portion
     Fixed Rate              $ 6,987  $ 16,965  $ 87,698      $ 71     $ 19         $ - $ 111,740   $ 93,901
     Average interest rate        9%        9%        9%        7%       7%

     Variable Rate             $ 500     $ 500   $ 3,417       $ -      $ -         $ -   $ 4,417    $ 4,417
     Average interest rate        8%        8%        8%


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

Item 8.  Financial Statements and Supplemental Data

The Report of Independent Registered Public Accounting Firm and the Consolidated Financial Statements of Continental Global Group, Inc. for each of the three years in the period ended December 31, 2006 are included herein.

             Report of Independent Registered Public Accounting Firm


To the Stockholder
Continental Global Group, Inc.

We have audited the accompanying consolidated balance sheets of Continental Global Group, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholder's equity (deficit), and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Continental Global Group, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note B, Significant Accounting Policies, the Company adopted the provisions of SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R), effective December 31, 2006.


                                                   /s/ Ernst & Young LLP

Cleveland, Ohio
April 2, 2007

                         Continental Global Group, Inc.

                           Consolidated Balance Sheets


                                                                                    December 31
                                                                    -----------------------------------------
                                                                               2006                 2005
Assets:
Current assets:
   Cash and cash equivalents                                            $   4,371,978        $     543,400
   Accounts receivable, less allowance for doubtful accounts
      of $957,524 in 2006 and $820,325 in 2005                             58,299,975           49,294,104
   Inventories                                                             45,266,133           42,170,889
   Deferred income taxes                                                    3,151,597            1,466,751
   Other current assets                                                       991,698            1,980,832
                                                                    -------------------- --------------------
Total current assets                                                      112,081,381           95,455,976

Property, plant and equipment                                              39,904,022           35,387,432
Less accumulated depreciation                                              24,172,196           21,821,194
                                                                    -------------------- --------------------
                                                                           15,731,826           13,566,238

Goodwill                                                                   14,016,311           13,789,054
Deferred financing costs                                                      129,975              649,878
Deferred income taxes                                                         859,106                    -
Other assets                                                                  101,256              745,199
                                                                    -------------------- --------------------
                                                                        $ 142,919,855        $ 124,206,345
                                                                    ==================== ====================
Liabilities and Stockholder's Equity (Deficit):
Current liabilities:
   Notes payable                                                        $   7,258,306        $  12,485,090
   Trade accounts payable                                                  30,747,620           33,797,142
   Accrued compensation and employee benefits                               9,427,026            7,270,396
   Accrued interest on senior notes                                           295,075              295,075
   Other accrued liabilities                                               10,814,520            9,376,016
   Management fees payable to Nesco, Inc.                                   5,327,224            2,996,054
   Income taxes payable                                                       787,549            2,942,570
   Current maturities of long-term obligations                             19,355,187            7,829,379
                                                                    -------------------- --------------------
Total current liabilities                                                  84,012,507           76,991,722

Pension obligations                                                         1,456,969            1,483,305
Deferred income taxes                                                       3,382,644            4,790,887
Senior Notes                                                               74,440,186           91,316,624
Note payable to N.E.S. Investment Company                                  14,356,926           13,171,985
Other long-term obligations, less current maturities                        4,402,723            4,697,353

Stockholder's equity (deficit):
   Common stock, $0.01 par value, authorized 5,000,000 shares,
     issued and outstanding 100 shares                                              1                    1
   Paid-in capital                                                          1,993,687            1,993,687
   Accumulated deficit                                                    (35,809,635)         (63,536,195)
   Accumulated other comprehensive loss                                    (5,316,153)          (6,703,024)
                                                                    -------------------- --------------------
                                                                          (39,132,100)         (68,245,531)
                                                                    -------------------- --------------------
                                                                        $ 142,919,855        $ 124,206,345
                                                                    ==================== ====================

See notes to consolidated financial statements.

                         Continental Global Group, Inc.

                        Consolidated Statements of Income


                                                                      Year ended December 31
                                                     ----------------------------------------------------------
                                                               2006               2005                2004

Net sales                                                $ 355,245,202       $ 302,245,921      $ 235,719,017
Cost of products sold                                      279,706,623         235,873,774        195,770,066
                                                     ------------------- ------------------ -------------------
Gross profit                                                75,538,579          66,372,147         39,948,951
Operating expenses:
   Selling and engineering                                  17,296,217          15,743,125         14,089,996
   General and administrative                               13,738,215          12,355,629         11,714,191
   Management fee                                            2,331,170           2,008,287            810,611
   Amortization expense                                         17,117              26,360             26,360
   Restructuring charges                                             -             123,206            203,483
                                                     ------------------- ------------------ -------------------
Total operating expenses                                    33,382,719          30,256,607         26,844,641
                                                     ------------------- ------------------ -------------------
Operating income                                            42,155,860          36,115,540         13,104,310
Other expense (income):
   Interest expense, net                                     4,820,118           4,809,166          6,908,598
   Miscellaneous expense (income)                            1,068,437           1,245,334           (930,840)
                                                     ------------------- ------------------ -------------------
Total other expenses                                         5,888,555           6,054,500          5,977,758
                                                     ------------------- ------------------ -------------------
Income before income taxes                                  36,267,305          30,061,040          7,126,552
Income tax expense                                           8,540,745           7,170,295          3,266,418
                                                     ------------------- ------------------ -------------------
Net income                                               $  27,726,560       $  22,890,745      $   3,860,134
                                                     =================== ================== ===================

See notes to consolidated financial statements.

                         Continental Global Group, Inc.

            Consolidated Statements of Stockholder's Equity (Deficit)


                                                                            Accumulated
                                                                               Other
                                  Common       Paid-in     Accumulated     Comprehensive
                                   Stock       Capital       Deficit       Income (Loss)        Total
                                 ----------- ------------ --------------- ---------------- ---------------
Balance at January 1, 2004           $  1    $ 1,993,687   $(90,287,074)   $ (5,981,752)   $ (94,275,138)
Comprehensive income:
   Net income                           -              -      3,860,134               -        3,860,134
   Foreign currency
     translation adjustment             -              -              -         448,552          448,552
   Minimum pension liability
     adjustment, net of tax             -              -              -        (206,622)        (206,622)
   Unrealized losses on cash
     flow hedges, net of tax            -              -              -        (241,209)        (241,209)
   Reclassification into
     earnings                           -              -              -         227,886          227,886
                                                                                            ---------------
Total comprehensive income                                                                     4,088,741
                                 ----------- ------------ --------------- ---------------- ---------------
Balance at December 31, 2004            1      1,993,687    (86,426,940)     (5,753,145)     (90,186,397)
Comprehensive income:
   Net income                           -              -     22,890,745               -       22,890,745
   Foreign currency
     translation adjustment             -              -              -        (765,033)        (765,033)
   Minimum pension liability
     adjustment, net of tax of
     $119,305                           -              -              -        (178,957)        (178,957)
   Reclassification into
     earnings of gains on cash
     flow hedges                        -              -              -          (5,889)          (5,889)
                                                                                           ---------------
Total comprehensive income                                                                    21,940,866
                                 ----------- ------------ --------------- ---------------- ---------------
Balance at December 31, 2005            1      1,993,687    (63,536,195)     (6,703,024)     (68,245,531)
Comprehensive income:
   Net income                           -              -     27,726,560               -       27,726,560
   Foreign currency
     translation adjustment             -              -              -       1,238,436        1,238,436
   Minimum pension liability
     adjustment, net of tax of
     $151,991                           -              -              -        (227,986)        (227,986)
                                                                                           ---------------
Total comprehensive income                                                                    28,737,010
Adoption of SFAS No. 158, net
   of tax benefits of $930,868          -              -              -         376,421          376,421
                                 ----------- ------------ --------------- ---------------- ---------------
Balance at December 31, 2006         $  1    $ 1,993,687   $(35,809,635)   $ (5,316,153)   $ (39,132,100)
                                 =========== ============ =============== ================ ===============

See notes to consolidated financial statements.

                         Continental Global Group, Inc.

                      Consolidated Statements of Cash Flows


                                                                         Year ended December 31
                                                           ---------------------------------------------------
                                                                  2006              2005             2004
Operating activities:
   Net income                                                 $ 27,726,560     $ 22,890,745       $ 3,860,134
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Provision for depreciation and amortization                 2,136,366        2,041,922         2,297,306
     Amortization of deferred financing costs                      519,902          519,902           519,902
     Deferred income taxes                                      (2,822,174)         432,744         3,201,531
     Gain on debt restructuring                                          -                -        (3,391,923)
     Interest expense forgiven by bondholders                            -                -         3,004,925
     Non-cash interest paid in-kind                              1,184,941          963,012           208,973
     Provision (credit) for doubtful accounts                      322,498          (73,647)          751,022
     Loss (gain) on disposal of fixed assets                        84,860           (5,321)          (14,707)
     Changes in operating assets and liabilities:
       Decrease (increase) in accounts receivable               (7,308,512)     (11,734,830)       (6,531,500)
       Decrease (increase) in inventories                       (2,221,835)     (14,303,413)       (3,593,216)
       Decrease (increase) in other assets                       1,117,302          470,477        (1,548,138)
       Increase (decrease) in accounts payable and other
         liabilities                                            (1,849,770)      12,554,294         3,111,967
                                                           ---------------- ----------------- ----------------
Net cash provided by operating activities                       18,890,138       13,755,885         1,876,276
                                                           ---------------- ----------------- ----------------

Investing activities:
   Purchases of property, plant, and equipment (PP&E)           (3,774,412)      (3,591,676)         (719,246)
   Proceeds from disposals of PP&E                                  75,453           44,184            32,534
                                                           ---------------- ----------------- ----------------
Net cash used in investing activities                           (3,698,959)      (3,547,492)         (686,712)
                                                           ---------------- ----------------- ----------------

Financing activities:
   Net increase (decrease) in borrowings on notes payable
                                                                (5,541,677)      (4,211,931)        2,974,842
   Proceeds from long-term obligations                           1,197,234        2,523,269        14,395,032
   Payments on Senior Notes                                     (6,146,438)      (6,146,437)       (3,073,220)
   Principal payments on long-term obligations                  (1,054,016)        (890,676)       (1,341,883)
   Payments of additional consideration to bondholders                   -       (1,821,166)      (14,114,042)
                                                           ---------------- ----------------- ----------------
Net cash used in financing activities                          (11,544,897)     (10,546,941)       (1,159,271)
Effect of exchange rate changes on cash                            182,296           (5,308)            6,236
                                                           ---------------- ----------------- ----------------
Increase (decrease) in cash and cash equivalents                 3,828,578         (343,856)           36,529
Cash and cash equivalents at beginning of year                     543,400          887,256           850,727
                                                           ---------------- ----------------- ----------------
Cash and cash equivalents at end of year                      $  4,371,978     $    543,400       $   887,256
                                                           ================ ================= ================

See notes to consolidated financial statements.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2006

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

According to the terms of the Indenture, the New Series A Notes will mature on October 1, 2008. Interest will accrue at the rate of 9% per annum and will be payable semiannually in arrears, in cash, on each April 1 and October 1 until maturity. Interest accrued on the New Series A Notes from April 1, 2004, as if the New Series A Notes had been issued on such date. The Company paid interest of $2,663,457 on the first business day of April and October beginning October 4, 2004 through October 2, 2006 related to the Series A Notes. The New Series B Notes will also mature on October 1, 2008. Interest will accrue at the rate of 13% per annum and will be payable semiannually in arrears, in kind, on each April 1 and October 1 until maturity. However, the Company has the right to make interest payments on the New Series B Notes in cash at the same rate and on the same terms as the New Series A Notes. The Company has assumed the interest will be paid in cash at a rate of 9% in all calculations involving the interest payments on the Series B Notes in these consolidated financial statements. Interest accrued on the New Series B Notes from April 1, 2004, as if the New Series B Notes had been issued on such date. The Company paid interest of $409,763 on the first business day of April and October beginning October 4, 2004 through October 2, 2006 related to the Series B Notes. The New Series A and Series B Notes are jointly and severally guaranteed by the Subsidiary Guarantors and secured by substantially all of the assets of the Subsidiary Guarantors.

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

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2006

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

Because the debt exchange meets the definition of a troubled debt restructuring, U.S. generally accepted accounting principles require that the Company follow the provisions of SFAS No. 15. However, the Company believes that additional information is necessary in order to keep the consolidated financial statements from being misleading. The Company accrued interest expense on the $120 million Old Notes during the first quarter of 2004. Beginning in the second quarter of 2004, under the provisions of SFAS No. 15, the Company accrued interest expense related to its Senior Notes only on the $10,730,000 of Old Notes not tendered. All payments related to the New Series A and Series B Notes in 2004 and 2005 were recorded as a reduction in the balance of the Senior Notes. In future periods, the Company will not record any of the interest payments on the Series A and Series B Notes as interest expense in the statement of operations but rather as a reduction of the debt balance on the balance sheet. Associated with this debt exchange, the Company incurred in 2004 debt restructuring expenses of approximately $2,578,000 and recorded a gain on debt restructuring of approximately $3,392,000, which are both included in miscellaneous expense (income) in the consolidated statement of income.

B.  Significant Accounting Policies

Principles of Consolidation
The financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition
The Company recognizes revenue, other than from long-term contracts of its foreign subsidiaries, at the time of shipment. On long-term contracts of its foreign subsidiaries, which represent less than 7%, 5% and 10% of consolidated revenues in 2006, 2005, and 2004, respectively, revenues are accounted for using the percentage of completion method based on the cost of partial shipments and on the ratio of actual costs incurred to date to the estimated total costs to complete. Net sales include freight invoiced to customers with the related costs incurred recorded in cost of sales.

Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2006

B.  Significant Accounting Policies (Continued)

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

Inventories
Inventories, which consist of raw materials, manufactured and purchased parts, and work in process are stated at the lower of cost or market. Since inventory records are maintained on a job order basis, it is not practical to segregate inventories into their major classes. The cost for approximately 62% and 67% of inventories at December 31, 2006 and 2005, respectively, is determined using the last-in, first-out ("LIFO") method with the remainder determined using the first-in, first-out ("FIFO") method. Had the FIFO method of inventory (which approximates replacement cost) been used to cost all inventories, inventories would have increased by approximately $5,889,000 and $4,302,000 at December 31, 2006 and 2005, respectively.

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

Goodwill and Other Intangible Assets
The Company accounts for goodwill and other intangible assets according to the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. Other intangible assets are amortized over their useful lives. Goodwill and other intangibles that have indefinite lives are tested for impairment at least annually, using a two step process. The first step identifies if there is impairment using a fair-value-based test and the second step determines the amount of the impairment, if any. The Company engages the assistance of independent valuation experts to perform the annual impairment tests. The impairment tests are conducted using both a discounted cash flow valuation model, incorporating an appropriate discount rate for the risks associated with the reporting unit, and a market approach based on comparable public companies guidelines.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2006

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

                                                2006              2005              2004
                                          ----------------- ---------------- -----------------
Balance as of January 1                      $ 1,731,456       $ 1,634,049      $ 1,275,401
Provision for warranties                       1,196,052         1,083,412          927,786
Settlements made during the year              (1,151,541)         (933,040)        (617,915)
Effect of exchange rate changes                   67,864           (52,965)          48,777
                                          ----------------- ---------------- -----------------
Balance as of December 31                    $ 1,843,831       $ 1,731,456      $ 1,634,049
                                          ================= ================ =================

Restructuring Charges
The Company incurred restructuring charges of approximately $123,000, $203,000, in 2005, and 2004, respectively, related to changes in staffing and production requirements in its domestic operations. These charges consist primarily of severance costs associated with a reduction in personnel which occurred in 2002 and 2003. As part of this restructuring, in 2002 the Company developed a plan to discontinue the manufacturing operations in certain of its domestic facilities and merge these operations with other existing facilities. The process of merging the domestic operations began in 2003 and continued throughout 2004. Since 2002, the Company has incurred approximately $1,033,000 in restructuring charges. As of December 31, 2006, the Company has paid approximately $872,000 of the charges incurred to date, with the majority of the remainder expected to be paid by 2008.

Advertising Expense
The cost of advertising is expensed as incurred. The Company incurred approximately $639,000, $604,000, and $506,000 in advertising costs for the years ended December 31, 2006, 2005, and 2004, respectively.

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

Foreign Currency Translation
The assets and liabilities of the Company's foreign subsidiaries are translated at current exchange rates, while revenues and expenses are translated at average rates prevailing during the year. The effects of exchange rate fluctuations have been reported in accumulated other comprehensive loss. The effect on the statements of income of currency transaction gains and losses was not material for all years presented.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2006

B.  Significant Accounting Policies (Continued)

Derivative Financial Instruments
The Company recognizes all derivative financial instruments as either assets or liabilities at fair value. Derivative instruments that are not hedges are adjusted to fair value through earnings. Changes in the fair value of derivative instruments that are classified as fair value hedges are offset against changes in the fair value of the hedged assets, liabilities, or firm commitments, through earnings. Changes in the fair value of derivative instruments that are classified as cash flow hedges are recognized in other comprehensive income
(loss) until such time as the hedged items are recognized in earnings. The ineffective portions of a derivative instrument's change in fair value are immediately recognized in earnings.

The Company uses forward exchange contracts (principally against the Australian dollar and the U.S. dollar) to hedge certain firm sales commitments of its foreign subsidiaries. Foreign currency forward contracts reduce the Company's exposure to the risk that the eventual net cash inflows resulting from the sale of products denominated in a currency other than the functional currency of the respective business will be adversely impacted by changes in exchange rates. The Company did not have any derivative financial instruments outstanding at December 31, 2006 or 2005.

Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss at December 31 consisted of the following:

                                                          2006              2005             2004
                                                    ---------------- ----------------- ----------------

Foreign currency translation adjustments              $ (3,512,907)    $ (4,751,343)     $ (3,986,310)
Minimum pension liability adjustments (net of tax)               -       (1,951,681)       (1,772,724)
Pension plan adjustments, net of tax                    (1,803,246)               -                 -
Change in fair value of cash flow hedges (net of tax)            -                -             5,889
                                                    ---------------- ----------------- ----------------
                                                      $ (5,316,153)    $ (6,703,024)     $ (5,753,145)
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

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2006

B.  Significant Accounting Policies (Continued)

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." FIN 48 clarifies the recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt this interpretation as required. The Company is currently evaluating the impact of this Interpretation on its financial statements.

In September 2006, the FASB issued SFAS No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" (SFAS No. 158). SFAS No. 158 requires plan sponsors to recognize the funded status of their postretirement benefit plans in its statement of financial position, measure the fair value of plan assets and benefit obligations as of the balance sheet date and provide additional disclosures. On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158. The effect of adopting SFAS No. 158 on the Company's financial condition at December 31, 2006 has been included in the 2006 consolidated financial statements and did not have an effect on the Company's financial condition at December 31, 2005 or 2004 and did not effect the Company's consolidated statements of income for 2006, 2005, or 2004. The adoption of SFAS No. 158 resulted in an increase of $554,447 on a pre-tax basis and a decrease of $376,421 net of deferred tax benefits of $930,868 on the Company's accumulated other comprehensive loss. See Note G, "Employee Benefit Plans," for further discussion on the effect of adopting SFAS No. 158 on the Company's consolidated financial statements.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2006

C.  Goodwill and Other Intangibles

The Company's goodwill had a value of $14,016,311 and $13,789,054 at December 31, 2006 and 2005, respectively. The change in goodwill from December 31, 2005 to December 31, 2006 resulted from foreign currency translation adjustments. All of the Company's goodwill relates to the conveyor equipment segment. The results of the annual impairment tests completed in accordance with SFAS No. 142 in the fourth quarter of 2006, 2005, and 2004 indicated that there was no impairment.

The carrying amounts and related accumulated amortization balances of the Company's other intangible assets as of December 31 are listed below:

                                                     2006                              2005
                                            Carrying      Accumulated         Carrying      Accumulated
                                             Amount       Amortization         Amount       Amortization
                                      ---------------- ----------------- ---------------- -----------------
Amortized intangible assets                 $ 160,919       $ (149,895)        $ 160,919       $ (132,779)
Other intangible assets                        15,786                -           613,692                -

Other intangible assets consist primarily of intangible assets related to a minimum pension liability for the Company's pension plan, which was eliminated with the adoption of SFAS No. 158. Estimated amortization expense related to other intangible assets for each of the next five fiscal years is:

2007                   $  4,176
2008                      4,176
2009                      2,672
2010                          -
2011                          -
                 ----------------
Total                  $ 11,024
                 ================

D.  Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. The balances of the major classes of property, plant and equipment at December 31, 2006 and 2005 are as follows:

                                            2006              2005
                                      ------------------ ----------------

Land and improvements                    $  1,334,063       $  1,261,579
Buildings and improvements                  7,851,145          7,430,781
Machinery and equipment                    30,718,814         26,695,072
                                      ------------------ ----------------
                                         $ 39,904,022       $ 35,387,432
                                      ================== ================

Depreciation expense for the years ended December 31, 2006, 2005, and 2004 was $2,119,249, $2,015,562, and $2,270,946, respectively. Depreciation is primarily computed using the straight-line method based on the expected useful lives of the assets. The estimated useful lives for buildings and improvements range from 10 to 39 years; the estimated useful lives for machinery and equipment range from 2.5 to 12.5 years. Repair and maintenance costs are expensed as incurred.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2006

E.  Financing Arrangements

Long-term obligations consist of the following:

                                                                                   As of December 31
                                                                           ----------------------------------
                                                                                 2006              2005
Senior Notes due 2007; interest at 11% payable semi-annually in arrears      $ 10,730,000     $  10,730,000
Series A Notes due 2008; interest at 9% payable semi-annually in arrears       59,187,917        59,187,917
Future payments of interest on Series A Notes                                  10,653,824        15,980,737
Series B Notes due 2008; interest payable semi-annually in arrears at
   13% in kind or 9% in cash                                                    9,105,833         9,105,833
Future payments of interest on Series B Notes                                   1,639,050         2,458,575
Note payable to N.E.S. Investment Company; interest rate of 9%; maturity
   date of October 2, 2008                                                     14,356,926        13,171,985
Term loan payable by CCE; interest rate of prime plus 1/2 %; payable in
   monthly installments with balance due on March 31, 2008                      3,916,667         4,416,667
Term loan payable by Australian subsidiary; interest rate of  6.71%;
   maturity date of  March 31, 2007                                             1,420,740           730,100
Notes payable by Australian subsidiary for manufacturing equipment;
   interest rates from 7.13% to 7.6%; payable in monthly installments
   through November 2010                                                          803,181           374,652
Note payable by South African subsidiary payable in monthly installments
   through June 2010; variable interest rate (11.5% at December 31, 2006)          25,306                 -
Obligations under capital leases                                                  715,578           858,875
                                                                           ----------------- ----------------
                                                                              112,555,022       117,015,341
Less current maturities                                                        19,355,187         7,829,379
                                                                           ----------------- ----------------
                                                                             $ 93,199,835     $ 109,185,962
                                                                           ================= ================

Maturities of long-term obligations are as follows:

              2007     $  19,355,187
              2008        92,706,607
              2009           392,301
              2010           100,927
                    ------------------
                       $ 112,555,022
                    ==================

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2006

E.  Financing Arrangements (Continued)

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

According to the terms of the Indenture, the New Series A Notes will mature on October 1, 2008. Interest will accrue at the rate of 9% per annum and will be payable semiannually in arrears, in cash, on each April 1 and October 1 until maturity. Interest accrued on the New Series A Notes from April 1, 2004, as if the New Series A Notes had been issued on such date. The Company paid interest of $2,663,457 on the first business day of April and October beginning October 4, 2004 through October 2, 2006 related to the Series A Notes. The New Series B Notes will also mature on October 1, 2008. Interest will accrue at the rate of 13% per annum and will be payable semiannually in arrears, in kind, on each April 1 and October 1 until maturity. However, the Company has the right to make interest payments on the New Series B Notes in cash at the same rate and on the same terms as the New Series A Notes. The Company has assumed the interest will be paid in cash at a rate of 9% in all calculations involving the interest payments on the Series B Notes in these consolidated financial statements. Interest accrued on the New Series B Notes from April 1, 2004, as if the New Series B Notes had been issued on such date. The Company paid interest of $409,763 on the first business day of April and October beginning October 4, 2004 through October 2, 2006 related to the Series B Notes. The New Series A and Series B Notes are jointly and severally guaranteed by the Subsidiary Guarantors and secured by substantially all of the assets of the Subsidiary Guarantors.

The debt exchange was accounted for according to SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings". According to the requirements of SFAS No. 15, in the fourth quarter of 2004, the Company recorded a gain on the exchange of bonds of approximately $3,392,000, representing the difference between the future cash outlays of the Series A and Series B Notes and the carrying value of the Old Notes. All cash payments as additional consideration to Series A and Series B bondholders and interest payments on the New Series A and Series B Notes will be recorded as a reduction in the balance of outstanding indebtedness throughout the terms of the Series A and Series B Notes, and accordingly, the Company will not recognize any interest expense in the income statement related to the New Series A and Series B Notes.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2006

E.  Financing Arrangements (Continued)

The outstanding indebtedness has been classified as short and long-term liabilities as of December 31, 2006 based upon the payment terms of the new debt. The following table summarizes the reduction in the balance of the Senior Notes based upon the payment requirements over the terms of the Series A and Series B Notes:

Balance at December 31, 2006 of Senior Notes, including
   current portion of $16,876,438                                $ 91,316,624
Interest payments on Series A Notes, 2007                         (10,653,824)
Interest payments on Series B Notes, 2007                          (1,639,050)
Maturity of outstanding 11% Senior Notes due 2007                 (10,730,000)
                                                               ----------------
Maturity of Series A and Series B Notes due 2008                 $ 68,293,750
                                                               ================

Proceeds from new subordinated indebtedness to N.E.S. Investment Co. were used to fund the cash payments made as additional consideration to the Series A and Series B bondholders. In 2004, the Company received $10,000,000 that was used to partially fund the cash payment made on October 4, 2004. In 2005, the Company received an additional $2,000,000 to fund the cash payment made on October 3, 2005. The note payable to N.E.S. Investment Co. accrues interest at a rate of 9%, payable in kind, compounded annually.

CCE, GCC and JP Morgan Chase Bank, N.A. (successor by merger to Bank One, N.A) are parties to the Second Amended and Restated Credit Facility and Security Agreement dated October 4, 2004, as amended March 9, 2006, ("Credit Agreement") pursuant to which JP Morgan Chase Bank has provided CCE and GCC jointly with a line of credit of $30 million. The availability under the Credit Agreement is equal to the sum of (i) 85% of eligible accounts receivable and (ii) 55% of eligible inventory. The Credit Agreement is guaranteed by the Company and secured by a lien on substantially all of the assets of CCE and GCC. In addition, the Credit Agreement contains various restrictive covenants including financial covenants related to debt coverage and minimum net worth and requires the Company to pay a monthly unused commitment fee equal to 1/4% of the average daily availability. The Credit Agreement matures on March 31, 2008, and bears interest at a fluctuating rate based on the prime rate. At December 31, 2006, approximately $10.1 million was available for use. At December 31, 2006 and 2005, the Company had an outstanding balance under the Credit Agreement of $5,360,742 and $7,172,235, respectively. The weighted average interest rate for this facility was 8.0% and 6.2% in 2006 and 2005, respectively. There were approximately $3,836,000 and $3,385,000 of letters of credit outstanding at December 31, 2006 and 2005, respectively. In addition to the letters of credit, at December 31, 2006 the availability under the facility was reduced by a reserve of $10.7 million for the retirement of the 11% Senior Notes due 2007.

The Credit Agreement also provided for an increase in CCE's secured term loan with Bank One to a principal balance of $5 million at October 4, 2004. The term loan bears interest at a rate of prime plus 1/2% and matures on March 31, 2008. Principal and interest payments are made monthly with a balloon payment due at maturity.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2006

E.  Financing Arrangements (Continued)

The Company's Australian subsidiary has a revolving credit facility with the National Australia Bank Limited which provides a line of credit of $4.5 million (Australian dollars). The facility is secured by a lien on substantially all of the assets of the Australian subsidiary, bears interest at a fluctuating rate based on the base rate of the National Australia Bank, and matures on March 31, 2007. At December 31, 2006, approximately $2.9 million (Australian dollars) was available for use. The outstanding balance under this facility was $1,269,544 and $1,481,864 (U.S.$) at December 31, 2006 and 2005, respectively. The weighted average interest rate for this facility was 8.5% and 7.9% in 2006 and 2005.

In 2005 and 2006, the Company's Australian subsidiary financed the purchase of new manufacturing equipment through notes payable with the National Australia Bank. The notes payable bear fixed interest rates ranging from 7.13% to 7.6% and have maturity dates ranging from November 2007 to November 2010.

The Company's United Kingdom subsidiary has a revolving credit facility with the Bank of Scotland of 2.25 million British pounds sterling. The facility is secured by certain assets of the subsidiary, bears interest at a fluctuating rate of 2.1% above the Bank of Scotland base rate, and matured on December 31, 2006. The subsidiary is negotiating an amendment with the Bank of Scotland for a facility of 2.0 million British pounds sterling maturing on December 31, 2007. The previous facility has been extended until these negotiations are complete. At December 31, 2006, the facility was not utilized. The outstanding balance under this facility was $3,530,601 (U.S.$) at December 31, 2005. The weighted average interest rate for this facility was 6.8% in 2006 and 2005.

The Company's South African subsidiary has a credit facility with the Standard Bank of South Africa of 6.5 million South African rand. The facility is secured by the trade receivables of the subsidiary and bears interest at a fluctuating rate of 1.5% above the bank's prime lending rate. The agreement continues indefinitely until termination by either party with a minimum of three months written notice. At December 31, 2006, approximately 2.1 million rand was available for use. The outstanding balance under this facility was $628,020 and $300,390 (U.S.$) at December 31, 2006 and 2005, respectively. The weighted average interest rate for this facility was 12.5% and 12.0% in 2006 and 2005, respectively.

During 2006, 2005, and 2004, the Company paid interest of $3,190,713, $3,393,666, and $3,175,467, respectively. Interest paid does not include payments of $6,146,438, $6,146,437 and $3,073,220 in 2006, 2005, and 2004,
respectively, related to the Company's New Series A and Series B Notes, which were recorded as a reduction in the balance of outstanding indebtedness.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2006

F.  Leasing Arrangements

The Company's subsidiaries have numerous capital leases for certain machinery and equipment. Amortization of these assets is included in depreciation expense in the statement of operations. Capital lease obligations of approximately $153,000 and $463,000 were incurred in 2006 and 2005, respectively. The gross amount of assets recorded under capital leases and the related accumulated amortization at December 31, 2006 and 2005 are as follows:

                                            2006              2005
                                      ----------------- -----------------
Asset Balances:
Buildings                                $    35,511       $    32,847
Machinery and Equipment                    1,645,038         1,377,935
                                      ----------------- -----------------
                                         $ 1,680,549       $ 1,410,782
                                      ================= =================

Accumulated Amortization:
Buildings                                  $  25,153        $   15,055
Machinery and Equipment                      544,806           436,673
                                      ----------------- -----------------
                                           $ 569,959        $  451,728
                                      ================= =================

The subsidiaries of the Company also have various leases for office space, warehouse facilities, office equipment, and automobiles and trucks which are accounted for as operating leases. Rent expense related to these operating leases for the years ended December 31, 2006, 2005, and 2004 was approximately $3,087,000, $2,981,000, and $2,765,000, respectively. Future minimum lease payments for obligations under capital leases and for operating leases having initial or remaining noncancelable lease terms in excess of one year are as follows:

                                                     Capital        Operating
                                                     Leases           Leases
                                                 --------------- ---------------

2007                                                $ 315,498      $ 1,375,682
2008                                                  283,579        1,239,440
2009                                                  187,850        1,042,952
2010                                                   28,333          618,671
2011                                                        -          505,715
Thereafter                                                  -        2,484,991
                                                 --------------- ---------------
Total minimum lease payments                          815,260      $ 7,267,451
                                                                 ===============
Amounts representing interest                          99,682
                                                 ---------------
Present value of net minimum lease payments
   (including current portion of $260,370)          $ 715,578
                                                 ===============

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2006

G.  Employee Benefit Plans

CCE maintains a defined benefit plan covering all union hourly-paid employees at its Winfield plant hired prior to February 1, 2004. The actuarial computations use the "projected unit credit cost method" and a measurement date of December
31. Actuarial gains and losses are amortized over a 15-year period, and prior service costs are amortized over the average remaining service period of active employees expected to receive benefits.

As discussed in Note B, in 2006 the Company adopted the recognition and disclosure provisions of SFAS No. 158, which required the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its defined benefit plan in the December 31, 2006 consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive loss, net of tax. The adjustment to accumulated other comprehensive loss at adoption represents the net unrecognized actuarial loss and unrecognized prior service costs which were previously netted against the plan's funded status in the Company's consolidated balance sheet pursuant to the provisions of SFAS No. 87. These amounts will be subsequently recognized as net periodic pension cost pursuant to the Company's historical accounting policy for amortizing such amounts. In addition, actuarial gains and losses that arise in subsequent periods and not recognized as net periodic pension cost in the same period will be recognized as a component of other comprehensive loss. Those amounts will be subsequently recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive loss at adoption of SFAS No. 158.

The incremental effects of adopting the provisions of SFAS No. 158 on the Company's consolidated balance sheet at December 31, 2006 are presented in the following table. The adoption of SFAS No. 158 had no effect on the Company's consolidated income statement for the year ended December 31, 2006, or for any prior period presented. Had the Company not been required to adopt SFAS No. 158 at December 31, 2006, it would have recognized an additional minimum pension liability pursuant to the provisions of SFAS No. 87. The effect of recognizing the additional minimum liability is included in the table below in the column labeled "Prior to Application of SFAS No. 158."

                                                 At December 31, 2006
                                          --------------------------------------
                                              Prior to            Effect of
                                            Adopting SFAS       Adopting SFAS      As Reported at
                                               No. 158             No. 158        December 31, 2006
                                          ---------------------------------------------------------

Other assets                                 $    655,703          $ (554,447)       $    101,256
Deferred income tax liability                   4,313,512            (930,868)          3,382,644
Pension obligation                              1,456,969                   -           1,456,969
Accumulated other comprehensive loss           (5,692,574)            376,421          (5,316,153)

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2006

G.  Employee Benefit Plans (Continued)

The following table sets forth the accumulated benefit obligation, change in benefit obligation, change in plan assets, funded status and amounts recognized in the Consolidated Balance Sheets as of December 31, 2006 and 2005, of the Company's defined benefit plan.

                                                                     2006                2005
                                                            ------------------- -------------------

Accumulated benefit obligation                                   $ 10,375,472         $ 9,352,419
                                                            =================== ===================

Change in projected benefit obligation:
Projected benefit obligation at beginning of year                $  9,352,419         $ 8,711,138
Service cost                                                          204,811             215,428
Interest cost                                                         529,398             513,390
Actuarial loss                                                        608,773             196,534
Benefits paid                                                        (319,929)           (284,071)
                                                            ------------------- -------------------
Projected benefit obligation at end of year                        10,375,472           9,352,419
                                                            ------------------- -------------------

Change in plan assets:
Fair value of plan assets at beginning of year                      7,869,114           7,478,588
Actual return on plan assets                                          769,318             424,597
Employer contributions                                                600,000             250,000
Benefits paid                                                        (319,929)           (284,071)
                                                            ------------------- -------------------
Fair value of plan assets at end of year                            8,918,503           7,869,114
                                                            ------------------- -------------------

Funded status of the plan (underfunded)                            (1,456,969)         (1,483,305)
Unrecognized prior service cost                                             -             599,090
Unrecognized net actuarial loss                                             -           2,070,986
                                                            ------------------- -------------------
Net amount recognized                                            $ (1,456,969)        $ 1,186,771
                                                            =================== ===================

Amounts recognized in the Consolidated Balance Sheets
   include:
Other assets                                                     $          -         $  599,090
Pension obligation                                                 (1,456,969)         (1,483,305)
Accumulated other comprehensive loss                                3,005,410           2,070,986

Amounts recognized in accumulated other comprehensive
  loss at December 31, 2006, before income tax
  benefits, consist of:
Unrecognized net loss                                             $ 2,450,963
Unrecognized prior service cost                                       554,447
                                                            -------------------
                                                                  $ 3,005,410
                                                            ===================

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2006

G.  Employee Benefit Plans (Continued)

Other changes in plan assets and benefit obligations recognized in accumulated other comprehensive loss, before income tax benefits, are as follows:

                                                                       2006
                                                               -----------------
Accumulated other comprehensive loss at beginning of year        $ (2,070,986)
Change prior to adoption of SFAS No. 158                             (379,977)
Change due to adoption of SFAS No. 158                               (554,447)
                                                               -----------------
Accumulated other comprehensive loss at end of year              $ (3,005,410)
                                                               =================

The estimated net loss and prior service cost for the defined benefit plan that will be recognized from accumulated other comprehensive loss into net periodic benefit cost in 2007 are $97,612 and $44,643, respectively.

The components of net periodic benefit cost for the years ended December 31 are as follows:

                                                               2006              2005               2004
                                                       ----------------- ------------------ ------------------
Service cost                                                $ 204,811          $ 215,428        $  221,543
Interest cost                                                 529,398            513,390           488,948
Expected return on plan assets                               (617,889)          (585,916)         (511,839)
Amortization of prior service cost                             44,643             44,643            44,643
Recognized loss                                                77,367             59,591            59,733
                                                       ----------------- ------------------ ------------------
Net periodic benefit cost                                   $ 238,330          $ 247,136        $  303,028
                                                       ================= ================== ==================

The weighted-average assumptions used to determine benefit obligations at December 31 were:

                                                  2006             2005
                                            ----------------- ----------------
Discount rate                                     5.75%             5.75%
Expected long-term return on plan assets          8.00              8.00

The weighted-average assumptions used to determine the net periodic benefit cost for the years ended December 31 were:

                                                   2006       2005       2004
                                               ----------- ---------- ----------
Discount rate                                      5.75%      6.00%      6.25%
Expected long-term return on plan assets           8.00       8.00       8.00

To determine the expected long-term rate of return on plan assets, the Company considered the long-term investment objectives of the plan, the target asset allocation of the pension portfolio, as well as the future expectations for returns for each asset category. This resulted in the selection of the 8.00% expected long-term rate of return on plan assets assumption for 2006 and 2005.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2006

G.  Employee Benefit Plans (Continued)

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

Asset Category:                                 2006             2005
                                          ----------------- ----------------
Equity securities                                58%               58%
Debt securities                                  42                42
                                          ----------------- ----------------
Total                                           100%              100%
                                          ================= ================

The contributions of CCE are made in amounts sufficient to fund the plan's service cost on a current basis and meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended. While the Company is not required to make any contributions to its pension plan in 2007, management plans to make a contribution of approximately $600,000. The Company expects to pay the following benefit payments, which reflect expected future service, as appropriate:

2007                $   469,000
2008                    509,000
2009                    526,000
2010                    528,000
2011                    543,000
2012-2016             3,157,000


CCE also maintains a defined contribution plan covering substantially all salaried and non-union hourly employees. CCE expenses annual contributions (approximately $719,000, $687,000, and $590,000 in 2006, 2005, and 2004,
respectively) which fully fund retirement benefits. No participant contributions to the plan are permitted. CCE also maintains a defined contribution savings and profit sharing plan which covers substantially all salaried and non-union hourly employees. Employees may elect to contribute up to 100% of their compensation. CCE will match (approximately $374,000, $343,000, and $317,000 in 2006, 2005,
and 2004, respectively) a percentage of employee contributions up to 6% of each employee's compensation.

GCC has a retirement savings plan covering all employees meeting certain eligibility requirements. Under the terms of the plan, GCC voluntarily makes annual cash contributions based on eligible employees' compensation. Expense for the years ended December 31, 2006, 2005 and 2004 was approximately $189,000, $128,000 and $58,000, respectively, which was equal to 4%, 3% and 1.5% of eligible employee compensation in 2006, 2005, and 2004, respectively.

The foreign subsidiaries of the Company have various defined contribution plans and retirement saving plans covering substantially all salaried and production employees. For the years ended December 31, 2006, 2005, and 2004, the subsidiaries contributed approximately $1,064,000, $969,000, and $929,000, respectively, to the plans.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2006

G.  Employee Benefit Plans (Continued)

In 2002, the Company implemented a Phantom Stock Plan (the "Plan") whereby officers and certain employees may be granted phantom stock units, which vest over a certain period of time as determined for each grant. In 2005, the Company paid approximately $307,000 in settlement of all vested and accrued phantom stock units. At December 31, 2004, the Company had an accrual for the value of vested phantom stock units granted for approximately $292,000.

H.  Related Party Transactions

Management fees are charged by Nesco, Inc., an affiliate of N.E.S. Investment Co., to provide general management oversight services, including legal, financial, strategic planning and business development evaluation for the benefit of the Company. Under the management agreement, the Company has agreed to pay Nesco, Inc. fees for such services equal to 5% of the Company's Adjusted EBITDA earnings (earnings before interest and estimated taxes, depreciation, amortization and miscellaneous expense or income). The Company incurred management fee expenses of approximately $2,331,000, $2,008,000, and $811,000, for the years ended December 31, 2006, 2005, and 2004, respectively. At December 31, 2006 and 2005, the Company had an accrual for management fees owed to Nesco, Inc. of approximately $5,327,000 and $2,996,000, respectively.

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

Notes payable and long-term debt: The carrying amounts of the Company's borrowings under its short-term revolving credit arrangements and variable rate long-term debt approximate their fair value. The fair value of the Company's Senior Notes at December 31, 2006 and 2005 is based on the quoted market value. The fair value of the Company's remaining fixed rate long-term debt is based on the present value of future cash outflows.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2006

I.  Fair Value of Financial Instruments and Concentration of Risk (Continued)

The carrying amounts and fair values of the Company's financial instruments at December 31 are as follows:

                                                  2006                              2005
                                         Carrying          Fair            Carrying        Fair
                                          Amount           Value            Amount         Value
                                     --------------- ---------------- ---------------- ----------------
                                                               (in thousands)

Cash and cash equivalents                $  4,372         $  4,372        $     543        $     543
Accounts receivable                        58,300           58,300           49,294           49,294
Accounts payable                           30,748           30,748           33,797           33,797
Notes payable                               7,258            7,258           12,485           12,485
Long-term debt                            111,839           99,710          116,156           98,318

Accounts receivable from customers in the coal mining industry were approximately 56% and 63% of net accounts receivable at December 31, 2006 and 2005, respectively. The Company's subsidiaries perform periodic credit evaluations of their customers' financial condition and generally do not require collateral. Credit losses relating to customers in the coal mining industry have consistently been within management's expectations and are comparable to losses for the portfolio as a whole.

Provisions (credits) for credit losses were approximately $322,000, $(74,000), and $751,000 in 2006, 2005, and 2004, respectively. Accounts written off, net of recoveries, were approximately $211,000, $330,000, and $507,000 in 2006, 2005,
and 2004, respectively.

J.  Income Taxes

Income taxes are provided using the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes." For tax reporting purposes, the Company is included in the consolidated federal tax return of N.E.S. Investment Co. However, for financial reporting purposes, the Company's tax provision has been calculated on a stand-alone basis.

The Company has subsidiaries located in Australia, the United Kingdom, and South Africa which are subject to income taxes in their respective countries. The Company's domestic subsidiaries paid approximately $13,556,000 and $4,658,000 in income taxes in 2006 and 2005, respectively. Included in income taxes payable at December 31, 2006 are advance payments to N.E.S. Investment Co. for income taxes of $325,642. At December 31, 2005, the Company had a payable to N.E.S. Investment Co. for income taxes of $2,942,570. The Company did not pay any income taxes during the year ended December 31, 2004.

Income before income taxes for the years ended December 31 consists of the following:

                          2006                 2005                 2004
                --------------------- -------------------- --------------------

Domestic              $ 32,146,667          $ 27,547,178          $ 4,488,465
Foreign                  4,120,638             2,513,862            2,638,087
                --------------------- -------------------- --------------------
                      $ 36,267,305          $ 30,061,040          $ 7,126,552
                ===================== ==================== ====================

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2006

J.  Income Taxes (Continued)

Income taxes for the years ended December 31 are summarized as follows:

                              2006               2005                2004
                      ------------------- ------------------ -------------------
Current:
   Domestic:
     Federal                $ 9,001,408         $ 5,507,221      $      64,887
     State and local          1,285,915           1,230,330                  -
   Foreign                    1,075,596                   -                  -
                      ------------------- ------------------ -------------------
                             11,362,919           6,737,551             64,887
Deferred:
   Domestic:
     Federal                   (478,811)            705,353          3,346,252
     State and local            (68,401)            620,642            388,926
   Foreign                   (2,274,962)           (893,251)          (533,647)
                      ------------------- ------------------ -------------------
                             (2,822,174)            432,744          3,201,531
                      ------------------- ------------------ -------------------
                            $ 8,540,745         $ 7,170,295        $ 3,266,418
                      =================== ================== ===================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

At December 31, 2006 and 2005, the Company had foreign net operating loss carryforwards of approximately $10,860,000 and $11,586,000, respectively. The Company has established a valuation allowance of approximately $1,015,000 and $3,379,000 at December 31, 2006 and 2005, respectively, against certain foreign net operating loss carryforwards. This is based upon management's assessment that it is more likely than not that the carryforwards and related assets will not be realized.

At December 31, 2004, pursuant to Section 108 of the Internal Revenue Code, the Company lost all domestic tax attributes due to the recognition of cancellation of indebtedness income.

During 2006, the Company reversed approximately $2,168,000 of the valuation allowance against its net operating loss carryforward in the United Kingdom due to the continued profitability of the United Kingdom subsidiary. During 2004, the Company reversed approximately $534,000 of the valuation allowance against its net operating loss carryforward in Australia due to the continued profitability of the Australian subsidiary.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2006

J.  Income Taxes (Continued)

Significant components of the Company's deferred income taxes at December 31 are as follows:

                                                     2006              2005
                                              ---------------- -----------------
Deferred tax assets:
   Operating accruals                             $ 3,559,237     $  3,408,577
   Pension obligation                               1,202,164          119,305
   Other                                              807,192          803,315
   Net operating loss carryforwards                 3,258,087        3,379,196
   Valuation allowance                             (1,014,981)      (3,379,196)
                                              ---------------- -----------------
                                                    7,811,699        4,331,197

Deferred tax liabilities:
   Inventories                                     (1,791,640)      (1,607,326)
   Property, plant, and equipment                  (1,580,546)      (1,839,205)
   Goodwill                                        (3,811,454)      (4,208,802)
                                              ---------------- -----------------
                                                   (7,183,640)      (7,655,333)
                                              ---------------- -----------------
Net deferred tax asset (liability)                $   628,059     $ (3,324,136)
                                              ================ =================

Deferred income taxes are not provided on undistributed earnings of international subsidiaries that are intended to be permanently invested in those operations. These undistributed earnings aggregated approximately $12,906,000 at December 31, 2006. The amount of the unrecognized deferred income taxes is not practical to determine.

A reconciliation of income taxes computed at the statutory rate to the effective rate for the years ended December 31 follows:

                                                                         2006              2005              2004
                                                                   ----------------- ----------------- -----------------

Income taxes at the United States statutory rate                           35.0%             35.0%             35.0%
State income taxes, net of federal benefit                                  2.3               4.6               3.2
Effective tax rate differential of earnings outside the U.S.               (1.3)             (2.9)            (12.9)
Impact of cancellation of debt                                              -                (1.1)             27.0
Valuation allowance                                                        (6.0)              -                (7.5)
Non-deductible / non-taxable items                                         (5.8)             (7.2)              -
Other - net                                                                (0.7)             (4.5)              1.0
                                                                   ----------------- ----------------- -----------------
                                                                           23.5%             23.9%             45.8%
                                                                   ================= ================= =================

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2006

K.  Segment Information

While the Company primarily manages its operations on a geographical basis, the Company operates in two principal business segments: conveyor equipment and manufactured housing products. The conveyor equipment business, which comprised approximately 92%, 89%, and 89% of net sales for 2006, 2005, and 2004, respectively, markets its products in four main business areas. The mining equipment business area includes the design, manufacture and testing of complete belt conveyor systems and components for mining application primarily in the coal industry. The conveyor components business area manufactures and sells components for conveyor systems primarily for resale through distributor networks. The engineered systems business area uses specialized project management and engineering skills to combine mining equipment products, purchased equipment, steel fabrication and other outside services for sale as complete conveyor equipment systems that meet specific customer requirements. The bulk conveyor equipment business area designs and manufactures a complete range of conveyor equipment sold to transport bulk materials, such as cement, lime, food products and industrial waste.

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

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2006

K.  Segment Information (Continued)


                                                                      Year ended December 31
                                                             2006               2005              2004
                                                       ------------------ ----------------- -----------------
                                                                           (in thousands)
Net sales:
   Conveyor equipment                                        $ 326,691          $ 268,071         $ 208,921
   Manufactured housing products                                27,878             33,475            26,083
   Other                                                           676                700               715
                                                       ------------------ ----------------- -----------------
Total net sales                                              $ 355,245          $ 302,246         $ 235,719
                                                       ================== ================= =================

Depreciation and amortization:
   Conveyor equipment                                          $ 2,018            $ 1,908           $ 2,152
   Manufactured housing products                                   101                107               118
   Other                                                             -                  1                 1
   Amortization expense                                             17                 26                26
                                                       ------------------ ----------------- -----------------
Total depreciation and amortization                            $ 2,136            $ 2,042           $ 2,297
                                                       ================== ================= =================

Segment operating income:
   Conveyor equipment                                         $ 45,705           $ 37,000          $ 14,668
   Manufactured housing products                                 1,095              2,532             1,371
   Other                                                           108                131               164
                                                       ------------------ ----------------- -----------------
Segment operating income                                        46,908             39,663            16,203
   Management fee                                                2,331              2,008               811
   Amortization expense                                             17                 26                26
   Restructuring charge                                              -                123               203
   Corporate expense                                             2,404              1,391             2,059
                                                       ------------------ ----------------- -----------------
Total operating income                                          42,156             36,115            13,104
   Interest expense, net                                         4,820              4,809             6,909
   Miscellaneous expense (income)                                1,069              1,245              (931)
                                                       ------------------ ----------------- -----------------
Income before income taxes                                    $ 36,267           $ 30,061          $  7,126
                                                       ================== ================= =================

Segment assets:
   Conveyor equipment                                        $ 134,644          $ 117,015         $  92,914
   Manufactured housing products                                 5,960              6,138             5,653
   Other                                                           337                233               336
                                                       ------------------ ----------------- -----------------
Total segment assets                                           140,941            123,386            98,903
   Corporate assets                                              1,979                820             1,324
                                                       ------------------ ----------------- -----------------
Total assets                                                 $ 142,920          $ 124,206         $ 100,227
                                                       ================== ================= =================

Capital expenditures:
   Conveyor equipment                                          $ 3,735            $ 3,570             $ 699
   Manufactured housing products                                    39                 22                20
   Other                                                             -                  -                 -
                                                       ------------------ ----------------- -----------------
Total capital expenditures                                     $ 3,774            $ 3,592             $ 719
                                                       ================== ================= =================

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2006

K.  Segment Information (Continued)

Geographic Area Data

                                                                      Year ended December 31
                                                            2006               2005               2004
                                                      ------------------ ------------------ -----------------
                                                                          (in thousands)
Net sales:
   United States                                             $ 250,207          $ 216,855          $ 141,215
   Australia                                                    57,236             45,654             50,241
   United Kingdom                                               40,388             29,995             36,272
   Other countries                                               7,934              9,742              8,015
   Eliminations - transfers                                       (520)                 -                (24)
                                                      ------------------ ------------------ -----------------
Total net sales                                              $ 355,245          $ 302,246          $ 235,719
                                                      ================== ================== =================


Operating income (loss):
   United States                                              $ 36,688           $ 32,710           $ 10,011
   Australia                                                     4,041              1,917              2,456
   United Kingdom                                                2,553              1,113                520
   Other countries                                              (1,126)               375                117
                                                      ------------------ ------------------ -----------------
Total operating income                                        $ 42,156           $ 36,115           $ 13,104
                                                      ================== ================== =================

Long lived assets:
   United States                                              $  8,941           $  7,685           $  5,770
   Australia                                                     3,993              3,481              3,193
   United Kingdom                                                2,348              1,918              2,594
   Other countries                                                 450                482                550
                                                      ------------------ ------------------ -----------------
Total long lived assets                                       $ 15,732           $ 13,566           $ 12,107
                                                      ================== ================== =================

Net sales are attributed to countries based on the location of the subsidiary where the sale occurs.

The Company did not have sales to any single customer which exceeded 10% of the Company's total net sales in 2006, 2005 and 2004.

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2006

L.  Guarantor and Non-Guarantor Subsidiaries

Effective October 4, 2004, the Company's domestic subsidiaries, Continental Conveyor & Equipment Company (CCE) and Goodman Conveyor Company (GCC), both of which are wholly owned, are the guarantors of the Senior Notes. Prior to this date, CCE, GCC, and certain of the Company's Australian subsidiaries were the guarantors of the Senior Notes. The guarantees are full, unconditional, and joint and several. Separate financial statements of these guarantor subsidiaries are not presented as management has determined that they would not be material to investors. The Company's United Kingdom and South African subsidiaries are not guarantors of the Senior Notes. The operations and cash flows of the Company's Australian subsidiaries are included in the "Combined Non-Guarantor Subsidiaries" column in the following summarized consolidating financial statements.

Summarized consolidating balance sheets for 2006 and 2005 and consolidating statements of operations and cash flow statements for 2006, 2005, and 2004 for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries are as follows (in thousands):

                                                     Combined        Combined
                                                     Guarantor     Non-Guarantor
December 31, 2006:                  The Company    Subsidiaries    Subsidiaries    Eliminations       Total
                                  -------------------------------------------------------------------------------
Current assets:
   Cash and cash equivalents           $     93       $     494        $  3,785      $        -       $   4,372
   Accounts receivable, net                   -          36,578          21,479             243          58,300
   Inventories                                -          33,317          11,949               -          45,266
   Deferred income taxes                  1,736               -           2,090            (674)          3,152
   Other current assets                  23,244           2,750             929         (25,931)            992
                                  -------------------------------------------------------------------------------
Total current assets                     25,073          73,139          40,232         (26,362)        112,082
Property, plant, and
   equipment, net                             -           8,941           6,791               -          15,732
Goodwill                                      -          10,986           3,030               -          14,016
Investment in subsidiaries               60,309          35,788               -         (96,097)              -
Deferred financing costs                    130               -               -               -             130
Deferred income taxes                         -               -             859               -             859
Other assets                                807           4,795              90          (5,591)            101
                                  -------------------------------------------------------------------------------
Total assets                           $ 86,319       $ 133,649        $ 51,002      $ (128,050)      $ 142,920
                                  ===============================================================================
Current liabilities:
   Notes payable                       $      -       $   5,360        $  2,595      $     (697)      $   7,258
   Trade accounts payable                   539          12,380          20,202          (2,373)         30,748
   Accrued compensation and
     employee benefits                        -           6,788           2,639               -           9,427
   Accrued interest                         295               -               -               -             295
   Other accrued liabilities              2,671           5,381           5,966          (3,203)         10,815
   Management fees payable                5,327               -               -               -           5,327
   Income taxes payable                       -          22,898           1,113         (23,224)            787
   Current maturities of
     long-term obligations               16,876             500           1,979               -          19,355
                                  -------------------------------------------------------------------------------
Total current liabilities                25,708          53,307          34,494         (29,497)         84,012
Pension obligation                            -           1,457               -               -           1,457
Deferred income taxes                         -           4,190               -            (807)          3,383
Senior notes                             74,440               -               -               -          74,440
N/P to N.E.S. Investment Co.             14,357               -               -               -          14,357
Other long-term obligations                   -           3,417           3,607          (2,621)          4,403
Stockholder's equity (deficit)          (28,186)         71,278          12,901         (95,125)        (39,132)
                                  -------------------------------------------------------------------------------
Total liabilities and
   stockholder's equity (deficit)      $ 86,319       $ 133,649        $ 51,002      $ (128,050)      $ 142,920
                                  ===============================================================================

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2006

L.  Guarantor and Non-Guarantor Subsidiaries (Continued)

                                                 Combined        Combined
                                                 Guarantor     Non-Guarantor
December 31, 2005:              The Company    Subsidiaries    Subsidiaries    Eliminations       Total
                              -------------------------------------------------------------------------------
Current assets:
   Cash and cash equivalents       $     40       $     470        $     33      $        -        $     543
   Accounts receivable, net               -          28,139          21,155               -           49,294
   Inventories                            -          33,310           8,861               -           42,171
   Deferred income taxes                 81             759             627               -            1,467
   Other current assets              18,729           2,242           1,804         (20,794)           1,981
                              -------------------------------------------------------------------------------
Total current assets                 18,850          64,920          32,480         (20,794)          95,456
Property, plant, and
   equipment, net                         -           7,685           5,881               -           13,566
Goodwill                                  -          10,986           2,803               -           13,789
Investment in subsidiaries           60,309          35,788               -         (96,097)               -
Deferred financing costs                650               -               -               -              650
Other assets                          1,138           4,916             118          (5,427)             745
                              -------------------------------------------------------------------------------
Total assets                       $ 80,947       $ 124,295        $ 41,282      $ (122,318)       $ 124,206
                              ===============================================================================
Current liabilities:
   Notes payable                   $      -       $   7,172        $  6,082      $     (769)       $  12,485
   Trade accounts payable               239          17,221          18,214          (1,877)          33,797
   Accrued compensation and
     employee benefits                    -           5,139           2,132               -            7,271
   Accrued interest                     295               -               -               -              295
   Other accrued liabilities          2,076           5,482           3,722          (1,904)           9,376
   Management fees payable            2,996               -               -               -            2,996
   Income taxes payable                   -          21,623               -         (18,680)           2,943
   Current maturities of
     long-term obligations            6,146             500           1,183               -            7,829
                              -------------------------------------------------------------------------------
Total current liabilities            11,752          57,137          31,333         (23,230)          76,992
Pension obligation                        -           1,483               -               -            1,483
Deferred income taxes                     -           5,929               -          (1,138)           4,791
Senior notes                         91,317               -               -               -           91,317
N/P to N.E.S. Investment Co.         13,172               -               -               -           13,172
Other long-term obligations               -           3,917           3,129          (2,349)           4,697
Stockholder's equity
(deficit)                           (35,294)         55,829           6,820         (95,601)         (68,246)
                              -------------------------------------------------------------------------------
Total liabilities and
   stockholder's equity
   (deficit)                       $ 80,947       $ 124,295        $ 41,282      $ (122,318)       $ 124,206
                              ===============================================================================

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2006

L.  Guarantor and Non-Guarantor Subsidiaries (Continued)

                                                        Combined       Combined
                                                        Guarantor    Non-Guarantor
                                         The Company  Subsidiaries   Subsidiaries   Eliminations      Total
                                        ------------------------------------------------------------------------
Year ended December 31, 2006:
Net sales                                  $      -     $ 250,207       $ 105,545       $  (507)    $ 355,245
Cost of products sold                             -       191,422          88,791          (507)      279,706
                                        ------------------------------------------------------------------------
Gross profit                                      -        58,785          16,754             -        75,539
Total operating expenses                      3,002        19,095          11,286             -        33,383
                                        ------------------------------------------------------------------------
Operating income (loss)                      (3,002)       39,690           5,468             -        42,156
Interest expense, net                         2,885         1,180             755             -         4,820
Miscellaneous expense                           200           277             592             -         1,069
                                        ------------------------------------------------------------------------
Income (loss) before income taxes            (6,087)       38,233           4,121             -        36,267
Income tax expense (benefit)                 (5,867)       15,607          (1,199)            -         8,541
                                        ------------------------------------------------------------------------
Net income (loss)                          $   (220)    $  22,626       $   5,320       $     -     $  27,726
                                        ========================================================================

                                                        Combined       Combined
                                                        Guarantor    Non-Guarantor
                                         The Company  Subsidiaries   Subsidiaries   Eliminations      Total
                                        ------------------------------------------------------------------------
Year ended December 31, 2005:
Net sales                                 $       -    $  216,855       $  85,391       $     -     $ 302,246
Cost of products sold                             -       164,563          71,311             -       235,874
                                        ------------------------------------------------------------------------
Gross profit                                      -        52,292          14,080             -        66,372
Total operating expenses                      1,799        17,783          10,675             -        30,257
                                        ------------------------------------------------------------------------
Operating income (loss)                      (1,799)       34,509           3,405             -        36,115
Interest expense, net                         2,663         1,450             696             -         4,809
Miscellaneous expense                           400           650             195             -         1,245
                                        ------------------------------------------------------------------------
Income (loss) before income taxes            (4,862)       32,409           2,514             -        30,061
Income tax expense (benefit)                 (7,101)       15,164            (893)            -         7,170
                                        ------------------------------------------------------------------------
Net income                                $   2,239    $   17,245       $   3,407       $     -     $  22,891
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
                                        ========================================================================

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2006

L.  Guarantor and Non-Guarantor Subsidiaries (Continued)

                                                        Combined       Combined
                                                        Guarantor    Non-Guarantor
                                         The Company  Subsidiaries   Subsidiaries   Eliminations      Total
                                        ------------------------------------------------------------------------

Year ended December 31, 2006:
Net cash  provided by (used in)
   operating activities                    $ (1,127)     $ 11,931          $ 8,131        $ (45)     $ 18,890

Investing activities:
   Purchases of property, plant and
     equipment                                    -        (2,419)          (1,355)           -        (3,774)
   Proceeds from disposals of PP&E                -            19               56            -            75
                                        ------------------------------------------------------------------------
Net cash used in investing activities             -        (2,400)          (1,299)           -        (3,699)

Financing activities:
   Net decrease in borrowings on notes
     payable                                      -        (1,811)          (3,730)           -        (5,541)
   Proceeds from long-term obligations            -             -            1,197            -         1,197
   Payments on Senior Notes                  (6,146)            -                -            -        (6,146)
   Principal payments on long-term
     obligations                                  -          (500)            (554)           -        (1,054)
   Intercompany loan activity                     -           130             (130)           -             -
   Distributions                              7,326        (7,326)               -            -             -
                                        ------------------------------------------------------------------------
Net cash provided by (used in)
   financing activities                       1,180        (9,507)          (3,217)           -       (11,544)
Exchange rate changes on cash                     -             -              137           45           182
                                        ------------------------------------------------------------------------
Increase in cash and cash equivalents            53            24            3,752            -         3,829
Cash and cash equivalents at beginning
   of year                                       40           470               33            -           543
                                        ------------------------------------------------------------------------
Cash and cash equivalents at end of
   year                                    $     93      $    494          $ 3,785        $   -      $  4,372
                                        ========================================================================

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2006

L.  Guarantor and Non-Guarantor Subsidiaries (Continued)

                                                        Combined       Combined
                                                        Guarantor    Non-Guarantor
                                         The Company  Subsidiaries   Subsidiaries   Eliminations      Total
                                        ------------------------------------------------------------------------

Year ended December 31, 2005:
Net cash  provided by (used in)
   operating activities                    $ (1,331)     $ 16,861         $ (1,782)        $  8      $ 13,756

Investing activities:
   Purchases of property, plant and
     equipment                                    -        (2,889)            (702)           -        (3,591)
   Proceeds from disposals of PP&E                -            36                8            -            44
                                        ------------------------------------------------------------------------
Net cash used in investing activities             -        (2,853)            (694)           -        (3,547)

Financing activities:
   Net increase (decrease) in
     borrowings on notes payable                  -        (6,125)           1,913            -        (4,212)
   Proceeds from long-term obligations        2,000             -              523            -         2,523
   Payments on Senior Notes                  (6,146)            -                -            -        (6,146)
   Principal payments on long-term
     obligations                                  -          (596)            (295)           -          (891)
   Payments of additional
     consideration to bondholders            (1,821)            -                -            -        (1,821)
   Distributions                              7,326        (7,326)               -            -             -
                                        ------------------------------------------------------------------------
Net cash provided by (used in)
   financing activities                       1,359       (14,047)           2,141            -       (10,547)
Exchange rate changes on cash                     -             -                2           (8)           (6)
                                        ------------------------------------------------------------------------
Increase (decrease) in cash and cash
   equivalents                                   28           (39)            (333)           -          (344)
Cash and cash equivalents at beginning
   of year                                       12           509              366            -           887
                                        ------------------------------------------------------------------------
Cash and cash equivalents at end of
   year                                    $     40      $    470         $     33         $  -      $    543
                                        ========================================================================

                         Continental Global Group, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2006

L.  Guarantor and Non-Guarantor Subsidiaries (Continued)

                                                        Combined       Combined
                                                        Guarantor    Non-Guarantor
                                         The Company  Subsidiaries   Subsidiaries   Eliminations      Total
                                        ------------------------------------------------------------------------

Year ended December 31, 2004:
Net cash  provided by (used in)
   operating activities                    $ (2,674)      $ 3,633            $ 924         $ (7)      $ 1,876

Investing activities:
   Purchases of property, plant and
     equipment                                    -          (344)            (375)           -          (719)
   Proceeds from disposals of PP&E                -             6               26            -            32
                                        ------------------------------------------------------------------------
Net cash used in investing activities             -          (338)            (349)           -          (687)

Financing activities:
   Net increase (decrease) in
     borrowings on notes payable                  -         4,152           (1,177)           -         2,975
   Proceeds from long-term obligations       10,000         3,768              627            -        14,395
   Payments on Senior Notes                  (3,073)            -                -            -        (3,073)
   Principal payments on long-term
     obligations                                  -          (525)            (817)           -        (1,342)
   Payments of additional
     consideration to bondholders           (14,114)            -                -            -       (14,114)
   Distributions                              9,759        (9,759)               -            -             -
   Intercompany loan activity                     -        (1,156)           1,156            -             -
                                        ------------------------------------------------------------------------
Net cash provided by (used in)
   financing activities                       2,572        (3,520)            (211)           -        (1,159)
Exchange rate changes on cash                     -             -               (1)           7             6
                                        ------------------------------------------------------------------------
Increase (decrease) in cash and cash
   equivalents                                 (102)         (225)             363            -            36
Cash and cash equivalents at beginning
   of year                                      114           734                3            -           851
                                        ------------------------------------------------------------------------
Cash and cash equivalents at end of
   year                                    $     12       $   509            $ 366         $  -       $   887
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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

As of December 31, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. During the year, the Company's subsidiary Continental Conveyor and Equipment Company installed a new information technology (IT) system. In the course of the year-end audit of this subsidiary, our independent auditors identified a material weakness in the IT system in the aggregation of cut-off data for year end accounts payable and inventory balances as well as the balances on the date of the physical inventory count. In addition, the independent auditors identified an error in the manual aggregation of certain information used within the physical inventory reconcilement. Management has identified the source of the IT issue and corrections have been made. Management has taken steps to ensure that the manual aggregation of information is properly reviewed to eliminate future problems of this nature. Based upon its evaluation and the findings noted above, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are now effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the Securities and Exchange Commission. Other than the changes noted above, no significant changes in the Company's internal controls over financial reporting have occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

The following table sets forth certain information regarding the directors and executive officers of the Company, as of March 15, 2007:

Name                         Age    Position with the Company

Ronald W. Kaplan             55     President and Chief Executive Officer
James L. Smothers            50     Vice President
Jimmy L. Dickinson           64     Vice President and Chief Financial Officer
John Edwards                 54     Managing Director, Continental Conveyor &
                                      Equipment Pty. Ltd.
Anthony C. Sanders           55     Managing Director, Continental Conveyor Ltd.
Edward F. Crawford           67     Director
Donald F. Hastings           78     Director
Wayne F. Hunnell             60     Director
C. Wesley McDonald           66     Director
Robert J. Tomsich            76     Director
James W. Wert                60     Director

Set forth below is a brief description of the business experience of each director and executive officer of the Company.

Mr. Kaplan was appointed President and Chief Executive Officer of the Company effective February 13, 2006. Prior to joining the Company, Mr. Kaplan had been employed since 1979 with Harsco Corporation, a multinational provider of industrial services and engineered products. Mr. Kaplan held various positions with Harsco, serving as President of the Harsco GasServ division since 1998.

Mr. Smothers has served as Vice President of the Company since October 2001 and has also served as President of Continental Conveyor & Equipment Company since April 2006. Prior to being named President of Continental Conveyor & Equipment Company, Mr. Smothers served as Executive Vice President from October 2001 through April 2006 and as Vice President from August 1999 through October 2001. In addition, Mr. Smothers served as Director of International Sales and Manager of Systems Engineering of Continental Conveyor & Equipment Company from 1992 through 1999 and Managing Director of CCE Pty. Ltd. in 1999.

Mr. Dickinson has served as Vice President and Chief Financial Officer of the Company since its inception. Mr. Dickinson has also served as Vice President of Finance of Continental Conveyor & Equipment Company since 1973 and as a Director of CCE Pty. Ltd. since 1996.

Mr. Edwards has served as Managing Director of Continental Conveyor & Equipment Pty. Ltd., the Company's Australian operation, since February 2001. Mr. Edwards joined the company with the acquisition of Huwood International in the United Kingdom and transferred to the Australian operations serving as Operations Director from 1998 to 2001.

Mr. Sanders has served as Managing Director of Continental Conveyor Ltd., the Company's United Kingdom operation, since January 2001. Prior to joining the Company, Mr. Sanders was employed as Global Business Development Manager of Finning UMS (Canada), a heavy duty capital equipment distributor in the mining area. In addition to service with other material handling equipment companies, Mr. Sanders served 21 years with Huwood Ltd. and Dowty Meco Ltd. (Dowty Group
PLC), the predecessor companies to the Company's United Kingdom operations.

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

Mr. Hunnell has served as a Director of the Company since January 2007. In addition, from 2003 to 2006 Mr. Hunnell served as Vice President and Chief Financial Officer of Blue Bird Corporation, a manufacturer and distributor of a broad range of buses and related products, including transit and shuttle buses, coaches, and luxury motor homes. Prior to his service with Blue Bird Corporation, from 1998 to 2002 Mr. Hunnell served as Senior Vice President of Joy Global and President and Chief Operating Officer of Joy Mining Machinery, a manufacturer and distributor of underground mining equipment.

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

Audit Committee Membership
Effective May 19, 2005, the Company's Board of Directors elected the following three independent board members to serve on the Audit Committee: Mr. James W. Wert, Chairman, Mr. Donald F. Hastings, and Mr. Edward F. Crawford. During 2006, Mr. Wert resigned from his position on the audit committee, leaving a vacancy on the committee. Effective March 22, 2007, the Company's Board of Directors voted to set the membership of the audit committee at two members, with Mr. Hastings and Mr. Crawford filling these positions. The Audit Committee's principal function is to assist the board of directors with its oversight responsibilities with respect to the integrity of the Company's financial statements and financial reporting process.

Audit Committee Financial Expert
The Company's board of directors has not determined whether the Company has an audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Securities Exchange Act of 1934.

Code of Ethics
The Company has not adopted a written code of ethics governing the principal executive officer, principal financial officer, principal accounting officer or controller (or those performing similar functions). The Company does not believe it is necessary to adopt a separate code of ethics relating to these officers. The Company expects all of its employees to comport to the highest ethical standards in the conduct of the Company's business.

Item 11.  Executive Compensation

Compensation Discussion and Analysis
Compensation of the Company's executive officers is established by the Board of Directors of the Company. The Board of Directors consists of six members, all of whom are independent from management. The Company's goal in establishing executive compensation is to attract and retain qualified executive officers and to reward short and long term performance of the executive officers based upon the subjective judgment of the Board of Directors.

The compensation of the Company's CEO is based upon an employment agreement negotiated and approved by the Board effective February 13, 2006. The employment agreement was for a one-year basis and continues on an at-will basis subject to the oversight of the Board of Directors and the Chairman of the Board. In addition to the base salary, the CEO is entitled to an annual bonus upon the achievement of certain pre-tax profit targets established by the Board of Directors in connection with the approval of the Company's annual business plan. In addition to benefits available to all salaried employees, defined contribution pension plan, 401K, hospitalization and major medical plans, the CEO's employment agreement provides for additional life insurance with a death benefit of $750,000. Additionally, the CEO's employment agreement grants him the right to voluntarily terminate his employment in the event that the Company experiences a change of control, as defined in the agreement. This change of control provision entitles the CEO to receive his base salary for a period of 24 months following the effective date of his resignation.

The Company's other named executive officers (NEOs) are not employed under written employment agreements. The compensation of the other NEOs consist of their base salary which is subject to annual review by the CEO, subject to oversight of the Board of Directors and the Chairman of the Board.

The NEOs of the Company's domestic operations are participants in the Company's defined contribution pension plan, 401K plan, life insurance, hospitalization and major medical plans which are available to all salaried employees. The NEOs of the Company's domestic operations may be awarded an annual bonus under the Company's management bonus plan. This plan is designed to encourage management to improve all operations of the Company, not only in profitability but also improving all employee relations, competitiveness and continued growth. Payments under this bonus plan are solely at the discretion of the Board of Directors.

The NEOs of the Company's foreign operations are participants in the Company's group hospitalization plans and contributions are made to a superannuation fund on behalf of all employees. The NEOs of the Company's foreign operations may be awarded an annual bonus under the management incentive plan covering the foreign operations. The NEOs shall be entitled to the payment of an annual incentive bonus upon the achievement of certain operating profit growth. In addition to the previously named benefits, the NEOs of the foreign operations are provided the use of a fully expensed automobile for personal use and an annual travel allowance for return airfares to England.

Summary Compensation Table

The following table sets forth certain information concerning compensation of the Company's Chief Executive Officer and other most highly compensated officers of the Company having total annual salary and bonus in excess of $100,000.

                                                                                        Other Annual
Name and Principal Position                     Year        Salary         Bonus       Compensation(1)      Total

Ronald W. Kaplan, President and                 2006      $ 359,190      $ 420,355          $ 12,267     $ 791,812
    Chief Executive Officer

C. Wesley McDonald, Vice Chairman               2006         62,502              -                 -        62,502
    and Interim President and CEO (2)           2005        181,095              -                 -       181,095

Jimmy L. Dickinson, Vice President              2006        159,960         68,287            49,888       278,135
    and Chief Financial Officer                 2005        154,140         11,775            13,145       179,060
                                                2004        150,720          9,075            10,505       170,300

James Smothers, Vice President,                 2006        181,330         71,292            10,629       263,251
    President Continental Conveyor &            2005        165,255         11,209            11,012       187,476
    Equipment Company                           2004        163,800          8,342            10,763       182,905

John Edwards, Managing Director                 2006        164,332         47,525            53,448       265,305
    Continental Conveyor & Equipment            2005        158,417         26,365            53,262       238,044
    Pty. Ltd                                    2004        145,790              -            50,258       196,048

Anthony C. Sanders, Managing Director,          2006        180,513         36,860            38,426       255,799
    Continental Conveyor Ltd.                   2005        173,136              -            37,311       210,447
                                                2004        170,450              -            40,963       211,413

(1) Amounts shown reflect contributions made by the Company on behalf of the named executives in the domestic operations under the Continental Conveyor & Equipment Company Savings and Profit Sharing Plan (401k) and the Continental Conveyor & Equipment Retirement Plan for Salaried and Hourly (Non-Union) Employees at Salyersville, Kentucky (defined contribution pension plan). Amounts shown on behalf of named executives in the foreign operations reflect contributions under the Australian and United Kingdom subsidiaries' superannuation plans and the value of the use of a fully expensed automobile and the value of an annual travel allowance with respect to the NEO in Australia. Other than amounts provided for fully expensed automobile for personal use and annual travel allowance, no amounts shown were received by any of the named executives.
(2) On May 1, 2005, the Company appointed Mr. McDonald as Interim President and CEO, where he served until February 13, 2006.

Director Compensation Table for 2006

                                                Fees Earned or
Name                                             Paid in Cash

Edward F. Crawford                                        $40,000
Donald F. Hastings                                         40,000
C. Wesley McDonald                                         60,000
Robert J. Tomsich                                         100,000
James W. Wert                                              40,000
Wayne F. Hunnell                                                -

Each director of the Company not employed by the Company or any entity affiliated with the Company received $40,000 for serving as a director of the Company during the year. Mr. Tomsich received $100,000 for serving as Chairman of the Board during the year. Mr. McDonald received $60,000 for serving as a director and Vice Chairman after the appointment of the Company's new President and CEO. Also, the Company will reimburse such director for their travel and other expenses incurred in connection with attending meetings of the Board of Directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of the outstanding equity securities of the Company as of March 15, 2007:

                                                     Name and Address of
Number of Shares   Title of Class                    Beneficial Owner

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

Management Agreement

Effective April 1, 1997, the Company and Nesco, Inc. entered into a management agreement ("Management Agreement"), the material terms of which are summarized below. All of the outstanding capital stock of Nesco, Inc. is beneficially owned by Robert J. Tomsich. Under the Management Agreement, Nesco, Inc., has agreed to provide general management oversight services on a regular basis for the benefit of the Company, in regard to business activities involving financial results, legal issues, and long term planning relative to current operations and acquisitions. Business development services include assistance in identifying and acquiring potential acquisition candidates, including negotiations and contractual preparations in connection therewith. Financial planning includes assistance in developing banking relationships and monitoring cash investments through professional money management accounts. Under the terms of the Management Agreement, the Company has agreed to pay Nesco, Inc. a management fee for such services equal to 5% of the Company's earnings before interest and estimated taxes, depreciation, amortization, and other expense (income). The aggregate amount expensed for management fees in 2006 under the Management Agreement was $2,331,170. The Management Agreement will remain in effect until terminated by either party upon not less than 60 days written notice prior to an anniversary date of the Management Agreement.

The Company will also separately employ, as required, independent auditors, outside legal counsel, and other consulting services. Such services will be paid directly by the Company.

Item 14.  Principal Accountant Fees and Services

Audit Fees
The aggregate fees for professional services rendered by Ernst & Young LLP in connection with the audit of the Company's annual financial statements for the fiscal years ended December 31, 2006 and 2005, for review of the financial information included in the Company's quarterly reports on Form 10-Q for such fiscal years, and in connection with statutory and regulatory filings for such fiscal years, were approximately $539,000 and $502,000, respectively.

Audit Related Fees
None.

Tax Fees
The aggregate fees for services rendered by Ernst & Young LLP in connection with income tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2006 and 2005 were approximately $31,000 and $44,000, respectively.

All Other Fees
None.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit
Services
The audit committee has considered whether the provision of non-audit services by the auditors is compatible with maintaining the independence of the auditors.

All auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its independent auditor must be pre-approved by the audit committee. All audit and non-audit services provided by the independent auditors during 2006 were approved by the audit committee.

                                     PART IV

Item 15.  Exhibits and Financial Statement Schedules

             Documents Filed as Part of this Report:

             1. Consolidated Financial Statements.

                The consolidated financial statements listed below together with the report thereon of the independent registered public accounting firm dated April 2, 2007 are included in Item 8.

                Report of Independent Registered Public Accounting Firm.

                Consolidated Balance Sheets at December 31, 2006 and 2005.

                Consolidated Statements of Income for each of the three years in the period ended December 31, 2006.

                Consolidated Statements of Stockholder's Equity (Deficit) for each of the three years in the period ended December 31, 2006.

                Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2006.

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

Signatures

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 2nd day of April, 2007.

                                   CONTINENTAL GLOBAL GROUP, INC.

                                   By:  /s/ Ronald W. Kaplan
                                   ------------------------------
                                   Name: Ronald W. Kaplan
                                   Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                                                            Title                         Date

/s/ Ronald W. Kaplan                          President and Chief Executive Officer                April 2, 2007
-----------------------------------------
Ronald W. Kaplan                              (Principal Executive Officer)

/s/ Jimmy L. Dickinson                        Vice President and Chief Financial Officer           April 2, 2007
-----------------------------------------
Jimmy L. Dickinson                            (Principal Financial Officer and Principal
                                               Accounting Officer)

/s/ Edward F. Crawford                        Director                                             April 2, 2007
-----------------------------------------
Edward F. Crawford

/s/ Donald F. Hastings                        Director                                             April 2, 2007
-----------------------------------------
Donald F. Hastings

/s/ Wayne F. Hunnell                          Director                                             April 2, 2007
-----------------------------------------
Wayne F. Hunnell

/s/ C. Wesley McDonald                        Director                                             April 2, 2007
-----------------------------------------
C. Wesley McDonald

/s/ Robert J. Tomsich                         Director                                             April 2, 2007
-----------------------------------------
Robert J. Tomsich

/s/ James W. Wert                             Director                                             April 2, 2007
-----------------------------------------
James W. Wert

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

                                    Form 10-K

                                Index of Exhibits


Exhibit
Number        Description of Exhibit

    3.1
    (a)       Certificate of Incorporation of Continental Global Group, Inc.,
              as currently in effect.                                          *

    (b) Certificate of Amendment of Certificate of Incorporation of Continental Global Group, Inc. (Filed as Exhibit 3.1(b) to the Company's Form 10-K for the year ended December 31, 2005, and is incorporated herein by reference.)

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

    10.2      Management Agreement, dated as of April 1, 1997, between
              Continental Global Group, Inc. and Nesco, Inc.                   *

    10.3 Employment Agreement, effective February 13, 2006, between Continental Global Group, Inc. and Ronald Kaplan. (Filed as
              Exhibit 10.3 to Form 8-K filed by the Company on March 17, 2006, and is incorporated herein by reference.)

                         Continental Global Group, Inc.

                                    Form 10-K

                                Index of Exhibits


  Exhibit
   Number     Description of Exhibit

   10.4 Amendment, dated October 26, 2006, to Employment Agreement, effective February 13, 2006, between Continental Global Group, Inc. and Ronald Kaplan.

   10.5 First Amendment to Second Amended and Restated Credit Facility and Security Agreement, dated March 9, 2006, by Continental Conveyor & Equipment Company, Goodman Conveyor Company, and JP Morgan Chase Bank, N.A., successor by merger to Bank One, N.A. (Filed as
              Exhibit 10.5 to the Company's Form 10-K for the year ended December 31, 2005, and is incorporated herein by reference.)

    10.6 Continental Global Group, Inc. incentive award letter dated October 26, 2006.

    10.7      Continental Global Group, Inc. retention letter dated October
              26, 2006.

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